Form 10QSB
period 1996-03-31
EXCITE INC
filed 1996-05-14
CIK 1007297

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                  FORM 10-QSB

/x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                         Commission file number 0-28064

                                  EXCITE, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                77-0378215
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification Number)


                          1091 N. SHORELINE BOULEVARD
                        MOUNTAIN VIEW, CALIFORNIA 94043
                    (Address of principal executive offices)

                              -------------------

                                 (415) 943-1200
              (Registrant's telephone number, including area code)

                              -------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                (1)      Yes               No   x
                            -----             -----


As of April 29, 1996, there were 10,767,732 shares of the Registrant's common stock outstanding.


================================================================================

- - --------------------------------------------------------------------------------
FORM 10-QSB
EXCITE, INC.
INDEX
- - --------------------------------------------------------------------------------


                                                                     PAGE
PART I            FINANCIAL INFORMATION                             NUMBER

ITEM 1:  Financial Statements

         Condensed Balance Sheets as of March 31, 1996
               and December 31, 1995 .............................    3
         Condensed Statements of Operations for the three
               months ended March 31, 1996 and 1995 ..............    4
         Condensed Statements of Cash Flows for the three
               months ended March 31, 1996 and 1995 ..............    5
         Notes to Condensed Financial Statements .................    6

ITEM 2:  Management's Discussion and Analysis or Plan of Operation    8

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings .......................................   16
ITEM 2:  Changes in Securities ...................................   16
ITEM 3:  Defaults Upon Senior Securities .........................   16
ITEM 4:  Submission of Matters to a Vote of Security Shareholders    16
ITEM 5:  Other Information .......................................   16
ITEM 6:  Exhibits and Reports on Form 8-K ........................   16
         Signature ...............................................   19

- - --------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------


                                  EXCITE, INC.

                            CONDENSED BALANCE SHEETS


                                                                 MARCH 31,        DECEMBER 31,
                                                                   1996             1995
                                                                (unaudited)        (note)



ASSETS
Current assets:
     Cash and cash equivalents ..............................   $ 11,709,380    $    606,380
     Accounts receivable ....................................      1,042,050         184,252
          Prepaid expenses ..................................        184,574          80,609
                                                                ------------    ------------
               Total current assets .........................     12,936,004         871,241
Property and equipment, net .................................        932,084         683,611
Other assets ................................................        640,544         177,172
                                                                ------------    ------------
                                                                $ 14,508,632    $  1,732,024
                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
     Accounts payable .......................................   $  1,325,259    $    452,984
     Accrued compensation ...................................         83,509          49,952
     Accrued liabilities ....................................        452,797         114,435
     Capital lease obligations ..............................        162,867          60,842
                                                                ------------    ------------
          Total current liabilities .........................      2,024,432         678,213
Notes payable ...............................................      1,000,000         303,400
Capital lease obligations ...................................        271,672          87,270
Redeemable convertible preferred stock ......................     16,182,442       3,847,019
Commitments
Shareholders' Equity (net capital deficiency)
     Common stock ...........................................      2,579,459         671,597
     Deferred compensation ..................................       (508,303)       (548,303)
     Notes from shareholders ................................        (72,988)              -
     Accumulated deficit ....................................     (6,968,082)     (3,307,172)
                                                                ------------    ------------
          Total shareholders' equity (net capital deficiency)     (4,969,914)     (3,183,878)
                                                                ------------    ------------
                                                                $ 14,508,632    $  1,732,024
                                                                ============    ============






Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                  See notes to condensed financial statements.

                                  EXCITE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                  1996           1995
                                                  ----           ----

Revenues                                      $  1,146,652               -
Cost of revenues                                   382,768               -
                                              ------------    ------------
Gross profit                                       763,884               -

Operating expenses:
     Product development ..................        849,178          83,639
     Sales and marketing ..................      3,163,777           4,992
     General and administrative ...........        418,429          32,448
                                              ------------    ------------
          Total operating expenses ........      4,431,384         121,079
                                              ------------    ------------
Operating loss ............................     (3,667,500)       (121,079)
Interest income ...........................         29,578               -
Interest expense ..........................        (22,988)           (144)
                                              ------------    ------------
Net loss ..................................   $ (3,660,910)   $   (121,223)
                                              ============    ============
Net loss per share ........................   $      (0.35)   $      (0.01)
                                              ============    ============
Shares used in computing net loss per share     10,561,558      10,561,558
                                              ============    ============






                  See notes to condensed financial statements.

                                  EXCITE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES                                    1996           1995
                                                                          ----           ----

  Net loss ........................................................   $ (3,660,910)   $   (121,223)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of deferred compensation ......................         40,000               -
       AOL warrant ................................................      1,625,000
       Depreciation and amortization ..............................         65,156           1,044
       Changes in assets and liabilities:
            Accounts receivable ...................................       (857,798)              -
            Prepaid expenses ......................................       (103,965)         (2,500)
            Other assets ..........................................       (463,372)            238
            Accounts payable ......................................        872,275          26,171
            Accrued compensation ..................................         33,557             514
            Accrued liabilities ...................................        338,362         (35,002)
                                                                      ------------    ------------
                 Net cash used in operating activities ............     (2,111,695)       (130,758)
                                                                      ------------    ------------



  CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment ........................       (313,629)        (24,104)
                                                                      ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
       Payments on capital lease obligations ......................        (39,408)              -
       Proceeds from capital lease obligations ....................        325,835               -
       Loans to shareholders ......................................        (72,988)              -
       Proceeds from note payable .................................      2,000,000         500,000
       Payments on notes payable ..................................     (1,153,400)        (12,000)
       Proceeds from sale of redeemable convertible preferred stock     12,335,423               -
       Proceeds from sale of common stock and common stock warrants        132,862               -
                                                                      ------------    ------------
            Net cash provided by financing activities .............     13,528,324         488,000
                                                                      ------------    ------------
                 Net increase in cash and cash equivalents ........     11,103,000         333,138
       Cash and cash equivalents at beginning of period ...........        606,380           9,507
                                                                      ------------    ------------
       Cash and cash equivalents at end of period .................   $ 11,709,380    $    342,645
                                                                      ============    ============






                  See notes to condensed financial statements.

                                  EXCITE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       THE COMPANY AND BASIS OF PRESENTATION

         Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., was formed in June 1994 and develops and provides Internet navigational services and products designed to allow consumers, content providers and advertisers to interact on the Web. The Company expects to derive a majority of its revenue from selling advertising on its Web sites to customers in various industries and to date has had a limited number of customers.

         The unaudited condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on April 3, 1996 (Reg. No. 333-2328-LA). The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996. The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       INITIAL PUBLIC OFFERING

         In April 1996, the Company completed its initial public offering and issued 2,000,000 shares of its common stock to the public at a price of $17.00 per share. The Company received approximately $30.8 million of cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the initial public offering, (i) all outstanding shares of its preferred stock were automatically converted into two shares of common stock (ii) outstanding warrants were exercised (on a net exercise basis) at an exercise price of $17.00 per share resulting in the issuance of 1,191,176 shares of common stock (iii) $1 million principal amount of notes payable were converted into 160,000 shares of its common stock. On May 7, 1996, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 300,000 shares of its Common Stock at a price of $17.00 per share. The Company received an additional $4.7 million of cash, net of underwriting discounts and commissions.

3.       STOCK SPLITS AND PER SHARE AMOUNTS

         In July 1995, the Company completed a one-for-nine reverse stock split. In addition, in February 1996, the Company completed a two-for-one stock split.

Accordingly, all of the common share and per share data have been adjusted to reflect these stock splits.

         Net loss per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the filing date as if they were outstanding for all periods presented. Common equivalent shares consist of the incremental common shares issued upon conversion of the redeemable convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method).

4.       SHAREHOLDER'S EQUITY

         In February 1996, the Company's board of directors authorized an increase in the number of authorized shares of common stock and preferred stock to 25,000,000 and 4,000,000 shares, respectively. In addition, the Company's board of directors adopted, and the Company shareholders approved, the 1996 Employee Stock Purchase Plan (the "Purchase Plan") which authorized the issuance of 150,000 shares of common stock. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date. At the same meeting, the Company's board of directors adopted, and subsequently the Company's shareholders approved, the 1996 Equity Incentive Plan (the "1996 Plan") and 1996 Directors Stock Option Plan (the "Directors Plan") which authorized the issuance of 1,500,000 and 150,000 shares of common stock, respectively, upon exercise of stock options granted to directors under the Directors Plan and to employees and certain consultants or independent contractors under the 1996 Plan.

5.       CAPITAL LEASES

         In March 1996, the Company entered into a master equipment lease which provides for the purchase of up to $2 million of property and equipment under capital lease.

6.       SUBSEQUENT EVENT

         In April 1996, the Company entered into a new agreement with Netscape Communications Corporation ("Netscape") under which the Company is designated as one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button from the Netscape home page. The agreement provides that the "Premier Provider" status will be established for one year from April 1, 1996, in exchange for which the Company will make payments totalling $5 million over the course of the year. The $5 million commitment will be expensed as a sales and marketing cost during the quarter ended June 30, 1996.

- - --------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- - --------------------------------------------------------------------------------

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Further Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on April 3, 1996 (Reg. No. 333-2328-LA).

RESULTS OF OPERATIONS

REVENUES

         In October 1995, the Company began selling advertising space on its Web sites. Accordingly there were no revenues for the quarter ended March 31, 1995 (the "1995 Quarter"). Total revenues were $1,146,652 for the quarter ended March 31, 1996 (the "1996 Quarter"). The Company expects to derive its revenue for the foreseeable future from selling advertising space on its Web sites. There can be no assurance that advertising over the Internet will become widespread, that a market for the Company's proposed services will emerge, or that the Company's services will become generally adopted.

         The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by the consumer) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract. To the extent minimum guaranteed impression levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved.

         Historically contract revenues, which consisted principally of custom product development and consulting, constituted substantially all of the Company's revenues. Contract revenues for the 1996 Quarter were not material and are not expected to be a significant source of revenues in future periods.

COST OF REVENUES AND GROSS MARGIN

         Cost of revenues consists of expenses related to the maintenance and support of the Company's Web sites, which is comprised of payroll benefits, telecommunications costs, equipment depreciation, overhead allocation and costs related to revenue sharing agreements. Cost of revenues were $382,768 or 33% of total revenues for the 1996 Quarter and are expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services.

         Gross margin percentage was 67% of total revenues for the 1996 Quarter. In the future, gross margins will be impacted by the types of advertisements sold and revenue-sharing provisions of certain access and content provider agreements. Advertisements which target a specific audience typically result in higher gross margins than advertisements which target the mass Internet consumer market. Furthermore, pursuant to the provisions of certain agreements with operators of Internet access points and with content providers, the Company often shares advertising revenues with Internet access providers or content providers based upon the number of consumers directed to its Web sites or based upon the location of advertisements. A decrease in targeted advertising as a percentage of total advertising sold, or an increase in the Company's advertising revenue sharing obligations could adversely impact gross margins.

OPERATING EXPENSES

         The Company's operating expenses have increased in absolute dollar amounts in every consecutive quarter through March 31, 1996. This trend reflects the Company's transition from the product development stage to marketing and offering its services and products. The Company believes that continued expansion of operations is essential to achieving and maintaining market leadership. As a consequence, the Company intends to continue to increase expenditures in all operating areas.

         In 1995, the Company recorded deferred compensation of $555,866 for the difference between the grant price and the deemed fair value of the Company's common stock for 1,373,382 shares of its common stock subject to options granted in 1995. The majority of this deferred compensation is being charged to general and administrative expenses and is being amortized over the vesting period of the options, generally forty-eight months. Deferred compensation amortized for the 1996 Quarter was $40,000. The amortization of this deferred compensation will continue to have an adverse effect on the Company's results of operations.

PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of services and products and consist principally of personnel costs, overhead costs, editorial costs, equipment depreciation and supplies. Costs related to research, design and development of products have been charged to product development expense as incurred. Product development expenses were $849,178 for the 1996 Quarter, as compared to $83,639 for the 1995 Quarter. The Company believes that a significant level of product development expense is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs will substantially increase in absolute dollars in future periods.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, consulting fees, advertising sales commissions, creative services and promotional expenses. Sales and marketing expenses were $3,163,777 for the 1996 Quarter as compared to $4,992 for the 1995 Quarter. This spending reflected a non-cash charge of approximately $1.6 million related to the issuance of a warrant to a wholly-owned subsidiary of America Online ("AOL") to purchase 650,000 shares of Common Stock. Other sales and marketing costs consisted of the hiring of additional sales and marketing personnel and organizational and promotional expenses. The Company expects to incur significant promotional expenses, as well as expenses related to hiring additional sales and marketing personnel and increased advertising expenses and anticipates that these costs will substantially increase in absolute dollars in future periods. In addition, the Company anticipates a $5 million charge to sales and marketing expense in the quarter ended June 30, 1996 as it relates to the Company's agreement with Netscape.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries for administrative and executive personnel, allowance for doubtful accounts, and fees for professional services. General and administrative expenses were $418,429 for the 1996 Quarter as compared to $32,448 for the 1995 Quarter. The increases in general and administrative expenses were due to increased personnel, professional service fees and allowances for doubtful accounts to support the Company's growth. The Company anticipates that its general and administrative expenses will continue to increase significantly in absolute dollar amounts as the Company expands it administrative and executive staff, adds infrastructure and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception through March 8, 1996, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds of the private sale of equity securities totaling approximately $16.3 million. At March 31, 1996 the Company had $11.7 million in cash and cash equivalents. On April 10, 1996, the Company completed its initial public offering of 2,000,000 shares of its common stock at a per share price of $17.00. Net proceeds from this offering were approximately $30.8 million net of underwriting discounts, commissions and other offering costs. On May 7, 1996, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 300,000 shares of its Common Stock at a price of $17.00 per share. The Company received an additional $4.7 million of cash, net of underwriting discounts and commissions.

         Operating activities used cash of $2.1 million during the 1996 Quarter. The net cash used during this period was primarily due to net losses and was also due to an increase in accounts receivable, which was offset by increases in accrued liabilities and accounts payable. Investing activities used net cash of $313,629 during the 1996 Quarter primarily to purchase property and equipment. Financing activities generated cash of $13.5 million for the 1996 Quarter primarily from the issuance of Preferred Stock, promissory notes, capital leases and proceeds from the exercise of warrants.

         Capital expenditures have been, and further expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. While the Company has no material capital commitments, the Company anticipates that its planned purchases of capital equipment for the remainder of 1996 will require additional expenditures of approximately $4 million to address increasing capacity demands from Netscape and AOL.

         From time to time the Company expects to evaluate the acquisition of products, businesses and technologies that complement the Company's business. Currently, however, the Company does not have any understandings, commitments or agreements with respect to any such material acquisitions. Cash in excess of current requirements is invested in investment grade, short-term and medium-term interest-bearing securities.

         The Company believes that its $9.9 million of working capital at March 31, 1996, together with net proceeds from its initial public offering and available funds and cash flows generated from advertising revenues, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on April 3, 1996 (Reg. No. 333-2328-LA).

EXTREMELY LIMITED OPERATING HISTORY: ACCUMULATED DEFICIT AND ANTICIPATION OF CONTINUED LOSSES

         The Company was founded in June 1994 and commenced offering Excite and related services and products in October 1995. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. Specifically, such risks include the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services and products by Internet consumers, development of equal or superior services or products by competitors, the failure of the market to adopt the Internet as an advertising medium, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks. In addition, in view of the rapidly evolving nature of its business and its extremely limited operating history, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss for the foreseeable future. As of March 31, 1996, the Company had an accumulated deficit of approximately

$7.0 million. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to significantly increase further, its operating expenses in order to increase its sales and marketing efforts, fund greater levels of product development, increase its editorial staff, and increase its general and administrative costs to support the enlarged organization. To the extent that increases in such operating expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. Given the level of planned expenditures, the Company anticipates that it will continue to incur losses for the foreseeable future and there can be no assurance that the Company will ever achieve or sustain profitability.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

         As a result of the Company's extremely limited operating history, the Company has no meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues, particularly future advertising revenues, and to a large extent are fixed. There can be no assurance that the Company will be able to accurately predict the levels of future revenues, and the failure to do so would have a materially adverse effect on the Company's business, results of operations and financial condition. The Company operates with little or no backlog. In addition, the Company currently derives, and for the foreseeable future expects to derive, substantially all of its revenues from the sale of advertising pursuant to short-term advertising contracts. As a result, quarterly sales and operating results are entirely dependent on advertising revenues received within the quarter, which are difficult to forecast, and are also dependent on the Company's ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. The cancellation or deferral of a small number of existing advertising contracts or the failure to obtain new advertising contracts in any quarter could adversely affect the Company's business, results of operations and financial condition for such quarter. Furthermore, the Company derives advertising revenue based on the amount of traffic, or page views, on the Company's Web sites. Accordingly, any significant shortfall of traffic on the Company's Web sites in relation to the Company's expectations would have an immediate material adverse effect on the Company's business, results of operations and financial condition.

         The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including specific economic conditions in the Internet industry, usage of the Internet, demand for Internet advertising, changes in advertising rates, seasonal trends in services and products, introduction or enhancement of services and products by the Company and its competitors, market acceptance of new services and products, delays in the introduction of services or products or enhancements by the Company or its competitors, changes in the Company's pricing policies or those of its competitors, mix of services and products sold and the channels through which those services and products are distributed, and general economic conditions. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysis and investors. In such event, the price of the Company's Common Stock would be likely to be materially adversely affected.

NETSCAPE RELATIONSHIP

         Under its agreement with Netscape Communications Corporation ("Netscape"), the Company is designated as one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button from the Netscape home page. Prior to entering into this agreement, the Company had a similar agreement with Netscape. The Company believes that from December 1995 to March 1996 (the term of this prior agreement) approximately 20% to 40% of its user traffic on a weekly basis was directed from Netscape. During April, the Company believes that approximately 20% to 40% of its traffic continues to be directed from Netscape under the new agreement. The Company believes that it will continue to be dependent on its relationship with Netscape for a significant percentage of its user traffic. The agreement provides that the "Premier Provider" status will be established for one year from April 1, 1996, in exchange for which the Company will make payments totaling $5 million over the course of the year. The Company anticipates charging all this $5 million to sales and marketing expenses during the quarter ending June 30, 1996. If the Company were not able to enter into a replacement agreement with Netscape at the end of the one year term or if such a replacement agreement with Netscape is executed containing materially worse terms than those contained in the agreement with Netscape, there would be a material adverse effect on the Company's business, results of operations and financial condition.

DEVELOPING MARKET: VALIDATION OF THE INTERNET AS AN EFFECTIVE ADVERTISING MEDIUM

         The market for the Company's services and products has recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company's market is highly dependent upon the increased use of the Internet for information, publication, distribution and commerce. In particular, the Internet is an unproven medium for paid advertising sponsorship of services such as the Company's. Accordingly, the Company's future operating results will depend substantially upon the increased use of the Internet by individuals and companies for information, publication, distribution and commerce, the emergence of the Internet as an effective advertising medium and the successful implementation of the Company's advertising program. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, access, quality of service and acceptance of advertising) remain unresolved and may impact the growth of Internet use or the placement of advertisements on the Internet. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective advertising medium, the Company's business, results of operations and financial condition will be materially adversely affected.

RELIANCE ON ADVERTISING REVENUES

         There is a lack of proven business models for companies like Excite which propose to generate revenues from the sale of advertisements on the Internet. The Company's current business model, which evolves as the Internet develops, is based on deriving a substantial majority of its revenues from selling advertising space on its Web sites as consumers utilize Excite's services and products for their Internet search and retrieval needs. A significant portion of the Company's limited revenues to date has been, and for the foreseeable future, substantially all of its revenues are intended to be derived from the sale of advertisements. Many of the Company's advertising customers purchase advertisements on a short-term basis. To date, the Company's advertising program has generated limited long-term advertising contracts. Although the Company has recently established a direct sales force, substantially all of its historical advertising revenues have been generated through one advertising sales agency. To the extent that the Company continues to rely on a single advertising sales agency for placement of advertising on its services, a termination of such arrangement would materially adversely affect the Company's advertising revenues. Furthermore, there can be no assurance that these advertisers will continue or increase the level of advertisements on the Company's Web sites. The Company's ability to generate significant advertising revenues will depend among other things, on advertisers' acceptance of the Internet as an effective and sustainable medium, the development of a large base of users of the Company's services and products possessing demographic characteristics attractive to advertisers, the development and the expansion of the Company's advertising sales force, and the establishment and maintenance of desirable advertising sales agency relationships. In addition, there is intense competition in the sale of advertising on the Internet resulting in a wide range of rates quoted by different vendors for a variety of advertising services which makes it difficult to project future levels of advertising revenues and rates which will be realized generally or by any specific company. To the extent competitors offer better results, the Company's revenues will be adversely affected. Failure of the Company to establish and maintain significant advertising revenues for any reason would have a material adverse effect on its business, results of operations and financial condition.

RISK OF CAPACITY CONSTRAINTS

         A key element of the Company's strategy is to generate a high volume of traffic to its Web sites. Accordingly, the performance of the Company's services and products is critical to the Company's reputation, its ability to attract advertisers to the Company's Web sites and market acceptance of these services and products. Any system failure that causes interruptions in the availability or increases in response time of the Company's services would reduce traffic to the Company's Web sites and, if sustained or repeated, would reduce the attractiveness of the Company's services to advertisers and other future potential customers or Internet consumers. An increase in the volume of searches conducted through the Company's services and products could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures. In addition, as the number of Web pages and users increases, there can be no assurance that the Company's services and products will be able to scale proportionately. The Company is also dependent upon Web browsers and Internet and on-line service providers for access to its services, and consumers have experienced difficulties due to system failures unrelated to the Company's systems, services and products. The Company is also dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment and services used to provide its services and products. In addition, in order to improve performance, the Company may have to make substantial investments to deploy one or more copies of its Web sites in order to mirror its on-line resources. To the extent that the capacity restraints described above are not effectively addressed by the Company, such constraints would have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON COMPUTER INFRASTRUCTURE

         Substantially all of the Company's communications hardware and certain of its computer hardware operations are located at a leased facility in San Jose, California. There can be no assurance that a system failure at this location would not adversely affect the performance of the Company's services. This system is vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have a disaster recovery plan. Although the Company carries property and business interruption insurance with low coverage limits, its coverage may not be adequate to compensate the Company for all losses that may occur. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to users of the Company's services and products. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

- - --------------------------------------------------------------------------------
PART II.          OTHER INFORMATION
- - --------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS

         None.

ITEM 2.   CHANGES IN SECURITIES

         Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The shareholders approved the following actions by unanimous written consent on the dates indicated below:

         On March 4, 1996, the shareholders approved an amendment to the Company's Articles of Incorporation in connection with the Company's Series D Preferred Stock financing. The shareholders also approved an amendment to the Company's Bylaws to change the variable size in the number of members of its Board of Directors from 3 to 5 members to a variable Board of Directors of 4 to 7 members.

         On March 11, 1996, the shareholders approved an increase, to 2,000,000 shares, in the number of shares of the Company's Common Stock covered by its 1995 Equity Incentive Plan (the "1995 Plan"). The shareholders also approved loans to two officers of the Company and an amendment to the Company's Articles of Incorporation to change the size in the number of members of its Board of Directions from a variable size of 4 to 7 members to 7 members.

         On March 29, 1996, the shareholders approved an increase, to 2,200,000 shares, in the number of shares of the Company's Common Stock coverered by the 1995 Plan.

ITEM 5.   OTHER INFORMATION

         Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibit is being filed as part of this Report:

3.01     Articles of Incorporation, as amended (1)

3.02        Bylaws, as amended (1)

4.01        Form of Specimen Stock Certificate (2)

4.02        Form of Restated and Amended Investors' Rights Agreement (2)

10.01       1996 Equity Incentive Plan.(1)

10.02       1996 Directors Stock Option Plan.(1)

10.03       1996 Employee Stock Purchase Plan.(1)

10.04 Form of Indemnity Agreement entered into by the Company with each of its directors.(1)

10.05 Bridge Line of Credit Agreement, dated as of February 23, 1996, among the Company and Kleiner Perkins Caulfield & Byers VII, KPCB VII Founders Fund, KPCB Information Sciences Zaibatsu Fund II, Institutional Venture Partners VI, Institutional Venture Management VI and IVP Founders Fund I, L.P., and Form of Convertible Promissory Note and Form of Promissory Note, as amended.(1)

10.06 Promissory Note, dated as of February 27, 1996, issued by Graham F. Spencer to the Company.(1)

10.07       Offer Letter dated January 25, 1996, as amended, to Richard B.
            Redding.(1)

10.08       Offer Letter dated March 6, 1996, to Cary H. Masatsugu.(1)

10.09       Offer Letter dated January 16, 1996, as amended, to George Bell.(1)

10.10 Premier Provider Agreement, dated as of January 12, 1996, by and between the Company and Netscape Communications Corporation.(3)*

10.11 Office Lease, dated as of January 22, 1996, by and between the Company and McCandless Land and Cattle Company.(1)

10.12 Series D Preferred Stock Purchase Agreement dated as of March 8, 1996 by and among the Company and various investors.(2)

10.13 Warrant to purchase 650,000 shares of Common Stock dated March 8, 1996 issued to AOL Ventures, Inc.(2)

10.14 Excite/America Online Equity and Distribution Agreement Term Sheet dated as of March 7, 1996, by and between the Company and America Online, Inc.(2)*

10.15 Net Search Program - Premier Provider Agreement dated as of March 28, 1996 between the Company and Netscape.(4)*

11.01       Statement of Earnings Per Share

27.01       Financial Data Schedule

- - ----------------
*Confidential treatment was ordered with respect to certain portions of this agreement. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.



         (1) Previously filed with the Commission on March 11, 1996, as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-2328-LA)

         (2) Previously filed with the Commission on March 29, 1996, as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (File No. 333- 2328-LA)

         (3) Previously filed with the Commission on April 3, 1996, as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333- 2328-LA)

         (4) Previously filed with the Commission on April 3, 1996, as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form SB-2 (File No. 333- 2328-LA)

- - --------------------------------------------------------------------------------
SIGNATURE
- - --------------------------------------------------------------------------------

         In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EXCITE, INC.

Date: May 2, 1996                   By: /s/ Richard B. Redding
                                       -------------------------------
                                    Richard B. Redding
                                    Director of Finance
                                    Acting Chief Financial Officer and Secretary

                                    By: /s/ George Bell
                                       -------------------------------
                                    George Bell
                                    President and Chief Executive Officer

- - --------------------------------------------------------------------------------
FORM 10-QSB
EXCITE, INC.
EXHIBIT INDEX
- - --------------------------------------------------------------------------------

                                                                       Page
                  EXHIBITS                                            Number

11.01             Statement of Earnings Per Share .................    21
27.01             Financial Data Schedule .........................    22