Form 10QSB
period 1996-06-30
EXCITE INC
filed 1996-07-25
CIK 1007297

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                 (415) 943-1200
              (Registrant's telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (1)    Yes  x     No



As of July 19, 1996, there were 11,067,732 shares of the Registrant's Common Stock outstanding.,

FORM 10-QSB
EXCITE, INC.
INDEX

                                                                            PAGE
                                                                          NUMBER
PART I     FINANCIAL INFORMATION
ITEM 1:    Financial Statements

           Condensed Balance Sheets as of June 30, 1996 and
           December 31, 1995...................................................3

           Condensed Statements of Operations for the three and six
           months ended June 30, 1996 and 1995 ..............................  4

           Condensed Statements of Cash Flows for the six
           months ended June 30, 1996 and 1995...............................  5

           Notes to Condensed Financial Statements...........................  6

ITEM 2:    Management's Discussion and Analysis or Plan of Operation ........  9

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings................................................. 18

ITEM 2:    Changes in Securities............................................. 18

ITEM 3:    Defaults Upon Senior Securities................................... 18

ITEM 4:    Submission of Matters to a Vote of Security Holders............... 18

ITEM 5:    Other Information................................................. 18

ITEM 6:    Exhibits and Reports on Form 8-K.................................. 18

           Signature......................................................... 19

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  EXCITE, INC.

                            CONDENSED BALANCE SHEETS

                                                                       JUNE 30,        DECEMBER 31, 1995
                                                                         1996                 (1)
                                                                   ------------------  -------------------
                                                                      (unaudited)

ASSETS
Current assets:
    Cash and cash equivalents....................................     $43,881,321         $   606,380
    Accounts receivable..........................................       1,626,714             184,252
    Prepaid expenses.............................................         594,495              80,609

                                                                   ------------------  -------------------
       Total current assets......................................      46,102,530             871,241
Property and equipment, net......................................       2,322,549             683,611
Other assets.....................................................         154,846             177,172

                                                                   ------------------  -------------------
                                                                      $48,579,925          $1,732,024

                                                                   ==================  ===================
LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
    Accounts payable.............................................   $     584,961         $   452,984
    Accrued compensation.........................................          80,438              49,952
    Accrued distribution agreement...............................       5,000,000                   -
    Accrued liabilities..........................................       1,105,504             114,435
    Capital lease obligations....................................         223,210              60,842
    Deferred revenue.............................................         293,801                   -
                                                                   ------------------  -------------------
         Total current liabilities...............................       7,287,914             678,213
Notes payable....................................................               -             303,400
Capital lease obligations........................................         314,912              87,270
Redeemable convertible preferred stock...........................               -           3,847,019
Commitments
Shareholders' Equity (net capital deficiency)
    Common stock.................................................      55,401,806             671,597
    Deferred compensation........................................        (468,304)           (548,303)
    Accumulated deficit..........................................     (13,956,403)         (3,307,172)

                                                                   ------------------  -------------------
         Total shareholders' equity (net capital deficiency).....      40,977,099          (3,183,878)
                                                                   ------------------  -------------------
                                                                      $48,579,925          $1,732,024
                                                                   ==================  ===================


(1) The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See notes to condensed financial statements.

                                  EXCITE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   JUNE 30,                              JUNE 30,

                                        --------------------------------     ---------------------------------
                                             1996             1995                1996              1995
                                        ---------------  ---------------     ----------------  ---------------
Revenues
                                         $  2,125,406     $    250,000          $  3,272,058    $    250,000
Cost of revenues                              423,415           74,000               806,183          74,000
                                         ------------     ------------          ------------    ------------
Gross profit                                1,701,991          176,000             2,465,875         176,000
Operating expenses:
   Product development                      1,226,093          212,868             2,075,271         296,507
   Sales and marketing                      7,168,204           57,291            10,331,981          62,283

   General and administrative                 773,707           81,487             1,192,136         113,935
                                         ------------     ------------          ------------    ------------
         Total operating expenses           9,168,004          351,646            13,599,388         472,725
                                         ------------     ------------          ------------    ------------
Operating loss                             (7,466,013)        (175,646)          (11,133,513)       (296,725)
Interest income                               488,557            2,359               518,135           2,215
Interest expense                              (10,864)              --               (33,852)             --
                                         ============     ============          ------------    ------------
Net loss                                 $ (6,988,320)    $   (173,287)         $(10,649,230)   $   (294,510)
                                         ============     ============          ============    ============
Net loss per share                       $      (0.63)    $      (0.02)         $      (0.98)   $      (0.03)
                                         ============     ============          ============    ============
Shares used in computing net loss per
    share                                  11,117,713       10,561,558            10,839,636      10,561,558
                                         ============     ============          ============    ============



                  See notes to condensed financial statements.

                                  EXCITE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                              1996                  1995
                                                                            ------------------   ------------------
    Net loss..........................................................        $(10,649,230)           $(294,510)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
      Non-cash and deferred compensation..............................             355,000                    -
      Warrant issued..................................................           1,625,000                    -
      Depreciation and amortization...................................             287,755                6,793
      Changes in assets and liabilities:
        Accounts receivable...........................................          (1,442,462)                   -
        Prepaid expenses..............................................            (442,375)             (50,697)
        Other assets..................................................             (87,752)                 475
        Accounts payable..............................................             131,977              148,049
        Accrued compensation..........................................              30,486                1,665
        Accrued distribution agreement................................           5,000,000                    -
        Accrued liabilities...........................................             991,069                    -
        Deferred revenue..............................................             293,801              (35,999)
                                                                            ------------------   ------------------
           Net cash used in operating activities......................          (3,906,732)            (224,224)
                                                                            ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment...............................          (1,816,615)            (102,843)
                                                                            ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capital lease obligations ............................             (89,776)                   -
    Proceeds from capital lease obligations...........................             479,786                    -
    Loans to shareholders.............................................             (71,511)                   -
    Proceeds from note payable........................................           2,000,000              500,000
    Payments on notes payable.........................................          (1,153,400)             (12,000)
    Proceeds from sale of redeemable convertible preferred stock......          12,281,949                    -
    Proceeds from sale of common stock and common stock warrants......          35,551,240                    -
                                                                            ------------------   ------------------
           Net cash provided by financing activities..................          48,998,288              488,000
                                                                            ------------------   ------------------
           Net increase in cash and cash equivalents..................          43,274,941              160,933
    Cash and cash equivalents at beginning of period..................             606,380                9,507
                                                                            ------------------   ------------------
    Cash and cash equivalents at end of period........................         $43,881,321            $ 170,440
                                                                            ==================   ==================
NON-CASH FINANCING ACTIVITIES
    Conversion of preferred stock to common stock.....................         $16,225,003                    -
    Conversion of promissory note payable to common stock.............           1,150,000                    -
    Exercise of common stock warrant in exchange for reduction in
           shares issued..............................................             148,897                    -


                  See notes to condensed financial statements.

                                  EXCITE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       THE COMPANY AND BASIS OF PRESENTATION

         Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., was formed in June 1994 and develops and provides Internet navigational services and products designed to allow consumers, content providers and advertisers to interact on the World Wide Web (the "Web"). The Company expects to derive a majority of its revenue from selling advertising on its services to customers in various industries and to date has had a limited number of customers.

         The unaudited condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments which in the opinion of management are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on April 3, 1996 (Reg. No. 333-2328-LA). The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996. The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       INITIAL PUBLIC OFFERING

         In April 1996, the Company completed its initial public offering and issued 2,000,000 shares of its Common Stock to the public at a price of $17.00 per share. The Company received approximately $30.7 million of cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the initial public offering, (i) each outstanding share of its preferred stock was automatically converted into two shares of Common Stock, (ii) outstanding warrants were exercised (on a net exercise basis) at an exercise price of $17.00 per share resulting in the issuance of 1,191,176 shares of Common Stock, (iii) $1.0 million principal amount of notes payable were converted into 160,000 shares of its Common Stock. In May 1996, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 300,000 shares of its Common Stock to the public at a price of $17.00 per share. The Company received an additional $4.7 million of cash, net of underwriting discounts and commissions.

3.       STOCK SPLITS AND PER SHARE AMOUNTS

         In July 1995, the Company completed a one-for-nine reverse stock split. In addition, in February 1996, the Company completed a two-for-one stock split. Accordingly, all of the common share and per share data have been adjusted to reflect these stock splits.

         Net loss per share is computed using the weighted average number of shares of Common Stock and dilutive common equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the filing date of the Company's initial public offering as if they were outstanding for all periods presented. Common equivalent shares consist of the incremental common shares issued upon conversion of the redeemable convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

4.       SHAREHOLDER'S EQUITY

         In February 1996, the Company's board of directors authorized an increase in the number of authorized shares of Common Stock and Preferred Stock to 25,000,000 and 4,000,000 shares, respectively. In addition, the Company's board of directors adopted, and the Company's shareholders approved, the 1996 Employee Stock Purchase Plan (the "Purchase Plan") which authorized the issuance of 150,000 shares of Common Stock thereunder. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the Common Stock on the grant or purchase date. At the same meeting, the Company's board of directors adopted, and subsequently the Company's shareholders approved, the 1996 Equity Incentive Plan (the "1996 Plan") and 1996 Directors Stock Option Plan (the "Directors Plan") which authorized the issuance of 1,500,000 and 150,000 shares of Common Stock, respectively, upon exercise of stock options granted to directors under the Directors Plan and to employees and certain consultants or independent contractors under the 1996 Plan.

5.       CAPITAL LEASES

         In March 1996, the Company entered into a master equipment lease which provides for the purchase of up to $2 million of property and equipment under capital lease. At June 30, 1996, $1.8 million was available under this lease line.

6.       SIGNIFICANT AGREEMENT

         In April 1996, the Company entered into a new agreement with Netscape Communications Corporation ("Netscape") under which the Company is designated as one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button from the Netscape home page. The agreement provides that the "Premier Provider" status will be established for one year from April 1, 1996, in exchange for which the Company will make payments totaling $5.0 million over the course of the year. Excite, to date, has a limited operating history with limited revenues and operating losses. As a result the amount of the Netscape agreement may not be recoverable in future periods and accordingly has been expensed in the second quarter. The $5.0 million commitment was expensed as a sales and marketing cost during the quarter ended June 30, 1996.

7.       ACQUISITION

         In June 1996, the Company signed a letter of intent to acquire by merger The McKinley Group Inc., a closely held private company and creator of the Magellan On-Line Guide. The transaction will be effected through the issuance of approximately 1.2 million shares of Excite Common Stock and will be accounted for as a pooling and structured as a tax free exchange. Completion of this agreement is subject to numerous conditions, including negotiation and execution of a definitive merger and related agreements, due diligence and standard regulatory approval by the shareholders of The McKinley Group and other approvals. The transaction is expected to close in the third quarter of 1996.

         The McKinley Group has experienced operating losses since inception and has only achieved limited revenues to date. In the event that the acquisition is consummated, the Company must successfully integrate the operations, products and services and technologies of The McKinley Group. Furthermore, in light of the operating histories of both companies, there can be no assurance that the Company will attain profitability.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

REVENUES

         In October 1995, the Company began selling advertising space on its Web sites. Accordingly there were no advertising revenues for the three and six months ended June 30, 1995. Total revenues were $2.1 million and $3.3 million for the three and six months ended June 30, 1996, respectively. For the quarter ending June 30, 1996 (the "second quarter"), revenues increased 85% from $1.1 million for the first quarter ended March 31, 1996 (the "first quarter"). The quarterly increase in advertising revenues is due to increased sales of advertisements and an increase in sales of targeted advertising with higher rates charged to customers. A decrease in the amount of targeted advertising as compared to total advertisements sold could adversely affect revenues. The Company expects to continue to derive its revenue for the foreseeable future from selling advertising space on its Web sites. There can be no assurance that advertising over the Internet will become widespread, that a market for the Company's proposed services will emerge, or that the Company's services will become generally adopted.

         The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by the consumer) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract. To the extent minimum guaranteed impression levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. See "Risk Factors that may Affect Future Results-Reliance on Advertising Revenues."

         Revenues for the three and six months ended June 30, 1995 consisted of revenues derived from custom product development and consulting, and were not material. These are not expected to be significant sources of revenues in future periods.

COST OF REVENUES AND GROSS MARGIN

         Cost of revenues consists of expenses related to the maintenance and support of the Company's Web sites, which is comprised of salaries and benefits, telecommunications costs, equipment depreciation, overhead allocation and costs related to revenue sharing agreements. Cost of revenues were $423,415 and $806,183 for the three and six months ended June 30, 1996. For the second quarter costs of revenues increased 11% from $382,768 for the first quarter due primarily to increased personnel expenses and equipment costs relating to maintaining and supporting the Company's Web sites, but are expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services.

         Gross margin as a percentage of total revenues was 80% and 75% for the three and six months ended June 30, 1996, respectively, and 67% for the first quarter. The quarterly improvement in the gross margin compared to the first quarter is due to the growth in revenues while associated costs stayed relatively fixed. In the future, gross margins will be impacted by the types of advertisements sold and revenue-sharing provisions of certain access and content provider agreements. Advertisements which target a specific audience typically result in higher gross margins than advertisements which target the mass Internet consumer market. Furthermore, pursuant to the provisions of certain agreements with operators of Internet access points and with content providers, the Company often shares advertising revenues with Internet access providers or content providers based upon the number of consumers directed to its Web sites or based upon the location of advertisements. A decrease in targeted advertising as a percentage of total advertising sold, or an increase in the Company's advertising revenue sharing obligations could adversely impact gross margins.

OPERATING EXPENSES

         The Company's operating expenses have increased in absolute dollar amounts in every consecutive quarter through June 30, 1996. This trend reflects the Company's transition from the product development stage to marketing and offering its services and products. The Company believes that continued expansion of operations is essential to the Company's business plans. As a consequence, the Company intends to continue to increase expenditures in all operating areas.

         In 1995, the Company recorded deferred compensation of $555,866 for the difference between the grant price and the deemed fair value of the Company's Common Stock for 1,373,382 shares of its Common Stock subject to options granted in 1995. The majority of this deferred compensation is being charged to general and administrative expenses and is being amortized over the vesting period of the options, generally forty-eight months. Deferred compensation amortized for the three and six month periods ended June 30, 1996 was $40,000 and $80,000, respectively. The amortization of this deferred compensation will continue to have an adverse effect on the Company's results of operations.

PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of services and products and consist principally of personnel costs, overhead costs, editorial costs, equipment depreciation and supplies. Costs related to research, design and development of products have been charged to product development expense as incurred. Product development expenses for the three and six months ended June 30, 1996 were $1.2 million and $2.1 million respectively, an increase of $1.0 million and $1.8 million when compared with the comparable periods of 1995. For the second quarter product development expenses increased 45.8% from $849,178 for the first quarter. These expenses represented 58% and 63% of net sales for the three and six months ended June 30, 1996 compared with 85% and 119%, respectively, for the comparable periods of 1995 and 74% for the first quarter. The Company believes that a significant level of product development expense is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs will substantially increase in absolute dollars in future periods.

SALES AND MARKETING. Sales and marketing expenses consist primarily of distribution costs, salaries, consulting fees, advertising sales commissions, creative services and promotional expenses. Sales and marketing expenses for the three and six months ended June 30, 1996 were $7.2 million and $10.3 million respectively. Because it had not yet commercially introduced its products and services, the Company had no material sales and marketing expenses for the comparable periods in 1995. For the second quarter sales and marketing expenses increased 125% from $3.2 million for the first quarter. Included in the $7.2 million expense for the second quarter is a $5.0 million charge relating to the Company's distribution agreement with Netscape (see Note 6 to the condensed financial statements). The first quarter spending included a non-cash charge of approximately $1.6 million related to the issuance of a warrant to a wholly-owned subsidiary of America Online ("AOL") to purchase 650,000 shares of Common Stock. Without these charges, sales and marketing expenses would have been approximately $1.6 million, $2.2 million and $3.7 million, for the first quarter and the second quarter and for the six months ended June 30, 1996, respectively. Excluding these charges, the increase from the first quarter to the second quarter was due primarily to the hiring of additional sales and marketing personnel and organizational and promotional expenses. The Company expects to incur significant promotional expenses, as well as expenses related to hiring additional sales and marketing personnel and increased advertising expenses and anticipates that these costs will substantially increase from the amount of sales and marketing expenses, excluding expenses related to the Netscape agreement, in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries for administrative and executive personnel, allowance for doubtful accounts, and fees for professional services. General and administrative expenses for the three and six months ended June 30, 1996 were $773,707 and $1.2 million respectively, an increase of $692,220 and $1.1 million when compared with the comparable periods last year. For the second quarter, general and administrative expenses increased 84.9% from $418,429 for the first quarter. The quarterly and year-to-date increases in general and administrative expenses were due to increased personnel, professional service fees, allowances for doubtful accounts and relocation to new facilities to support the Company's growth. The Company anticipates that its general and administrative expenses will continue to increase significantly in absolute dollar amounts as the Company expands it administrative and executive staff, adds infrastructure, negotiates and assimilates acquisitions of acquired technologies and businesses and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996 the Company had $43.9 million in cash and cash equivalents. During the second quarter, the Company completed its initial public offering of 2,300,000 shares of its Common Stock at a per share price of $17.00. Net proceeds from this offering were approximately $35.4 million, net of underwriting discounts, commissions and other offering costs. The Company's cash and cash equivalents are being maintained in short-term and medium term investment grade interest-bearing securities until required for other purposes.

         Operating activities used cash of $3.9 million during the second quarter. The net cash used was primarily due to net losses and increases in accounts receivable and prepaid expenses, which was offset in part by increases in accrued distribution agreement, accounts payable and accruals. Although the Company recorded $5.0 million in sales and marketing expense during the second quarter for its obligations to Netscape under the Company's "Premier Provider" agreement with Netscape, the Company must still pay this amount to Netscape. In addition, The McKinley Group is a party to a similar agreement with Netscape. Therefore, if the acquisition of The McKinley Group is consummated, the Company will have to make an additional payment of approximately $5.0 million to Netscape under the "Premier Provider" agreement for the Magellan service.

         Investing activities used net cash of $1.8 million for the purchase of property and equipment. Financing activities generated cash of $49.0 million primarily from the sale of Common and Preferred Stock, promissory notes, capital leases and proceeds from the exercise of warrants.

         Capital expenditures have been, and further expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. While the Company has no material capital commitments, the Company anticipates that its planned purchases of capital equipment for the remainder of 1996 will require additional expenditures of approximately $3.0 million to address increasing capacity demands from Netscape and America Online and resulting from the proposed acquisition of The McKinley Group.

         The Company continues to evaluate strategic investments in other companies and the acquisition of products, businesses and technologies that complement the Company's business that may utilize significant amounts of cash or involve the issuance of a significant amount of equity securities. Currently, the Company does not have any understandings, commitments or agreements with respect to any such material investments or acquisitions, except as disclosed in
Note 7 to the condensed financial statements.

         The Company believes that its $38.8 million of working capital at June 30, 1996, together with cash flows generated from advertising revenues, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next 12 months.

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

EXTREMELY LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT AND ANTICIPATION OF CONTINUED LOSSES

         The Company was founded in June 1994 and commenced offering Excite and related services and products in October 1995. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. Specifically, such risks include the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services and products by Internet consumers, development of equal or superior services or products by competitors, the failure of the market to adopt the Internet as an advertising medium, the ability of the Company to consummate the acquisition of and effectively integrate the technology and operations of The McKinley Group, Inc. with its operations, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks. In addition, in view of the rapidly evolving nature of its business and its extremely limited operating history, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss for the foreseeable future. As of June 30, 1996, the Company had an accumulated deficit of approximately $14.0 million. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to significantly increase further, its operating expenses in order to increase its sales and marketing efforts, fund greater levels of product development, increase its editorial staff, and increase its general and administrative costs to support the enlarged organization. To the extent that increases in such operating expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. Given the level of planned expenditures, the Company anticipates that it will continue to incur losses for the foreseeable future and there can be no assurance that the Company will ever achieve or sustain profitability.

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

         The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including specific economic conditions in the Internet industry, usage of the Internet, the proposed acquisition of The McKinley Group, Inc., demand for Internet advertising, changes in advertising rates, seasonal trends in services and products, introduction or enhancement of services and products by the Company and its competitors, market acceptance of new services and products, delays in the introduction of services or products or enhancements by the Company or its competitors, changes in the Company's pricing policies or those of its competitors, mix of services and products sold (including the amount of targeted advertising sold as a percentage of total advertising sold) and the channels through which those services and products are distributed, and general economic conditions. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysis and investors. In such event, the price of the Company's Common Stock would be likely to be materially adversely affected.

NETSCAPE RELATIONSHIP

        Under its agreement with Netscape Communications Corporation ("Netscape"), the Company is designated as one of five "Premier Providers" of search and navigation services accessible from the "Net Search" service. During the quarter ended June 30, 1996, the Company believes that approximately 20% to 40% of its traffic continues to be directed from Netscape under the new agreement. The Company believes that it will continue to be dependent on its relationship with Netscape for a significant percentage of its user traffic. The agreement provides that the "Premier Provider" status will be established for one year from April 1, 1996, in exchange for which the Company will make payments totaling $5.0 million over the course of the year. The Company charged all of this $5.0 million to sales and marketing expense during the quarter ended June 30, 1996. The McKinley Group is a party to a similar agreement with Netscape with respect to its Magellan service. Because The McKinley Group has not yet made this payment to Netscape, the Company will be required to make this payment in the event that the acquisition is consummated. In addition, the Company believes that the Magellan service was also dependent upon Netscape for a significant percentage of its user traffic. If the Company were not able to enter into a replacement agreement, or agreements if the acquisition of The McKinley Group is consummated, with Netscape at the end of the one year term or if such a replacement agreement or agreements contain materially worse terms than those contained in the current agreement with Netscape, there would be a material adverse effect on the Company's business, results of operations and financial condition.

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

RELIANCE ON ADVERTISING REVENUES

         There is a lack of proven business models for companies like Excite which propose to generate revenues from the sale of advertisements on the Internet. The Company's current business model, which evolves as the Internet develops, is based on deriving a substantial majority of its revenues from selling advertising space on its Web sites as consumers utilize Excite's services and products for their Internet search and retrieval needs. A significant portion of the Company's limited revenues to date has been, and for the foreseeable future, substantially all of its revenues are intended to be derived from the sale of advertisements. Many of the Company's advertising customers purchase advertisements on a short-term basis. Prior to the current quarter, the Company's advertising program has generated limited long-term advertising contracts. The Company is beginning to enter into a limited number of long-term contracts. There can be no assurance that these advertisers will continue or continue to enter into long-term agreements or increase the level of advertisements on the Company's services. The Company's ability to generate significant advertising revenues will depend among other things, on advertisers' acceptance of the Internet as an effective and sustainable medium, the development of a large base of users of the Company's services and products possessing demographic characteristics attractive to advertisers, the development and the expansion of the Company's advertising sales force, and the establishment and maintenance of desirable advertising sales agency relationships. In addition, there is intense competition in the sale of advertising on the Internet resulting in a wide range of rates quoted by different vendors for a variety of advertising services which makes it difficult to project future levels of advertising revenues and rates which will be realized generally or by any specific company. To the extent competitors offer better results, the Company's revenues will be adversely affected. Failure of the Company to establish and maintain significant advertising revenues for any reason would have a material adverse effect on its business, results of operations and financial condition.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None.

ITEM 2.   CHANGES IN SECURITIES

         Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.   OTHER INFORMATION

         Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed as part of this report.

         11.01    Statement of Earnings Per Share

         27.01    Financial Data Schedule (Edgar version only)

         (b)      No reports on Form 8-K during the quarter ended June 30, 1996.

- - ----------------

SIGNATURE

       In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EXCITE, INC.

Date: July 25, 1996          By: /s/ Richard B. Redding
                                 -----------------------------
                                 Richard B. Redding
                                 Director of Finance
                                 Acting Chief Financial Officer and Secretary

                             By: /s/ George Bell
                                 ------------------------------
                                 George Bell
                                 President and Chief Executive Officer

FORM 10-QSB
EXCITE, INC.
EXHIBIT INDEX

                                                                         PAGE
                 EXHIBITS                                               NUMBER

11.01             Statement of Earnings Per Share...............          21
27.01             Financial Data Schedule.......................          22