Form 10QSB
period 1996-09-30
EXCITE INC
filed 1996-11-08
CIK 1007297

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

--------------------------------------------------------------------------------

                                 (415) 943-1200
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES /x/ NO / /

As of October 31, 1996, there were 11,965,089 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
FORM 10-QSB
EXCITE, INC.
INDEX
--------------------------------------------------------------------------------

                                                                                                   PAGE
PART I            FINANCIAL INFORMATION                                                           NUMBER
ITEM 1:           Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 1996 and
                      December 31, 1995........................................................      3

                  Condensed Consolidated Statements of Operations for the three and
                      nine months ended September 30, 1996 and 1995............................      4

                  Condensed Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 1996 and 1995........................................      5

                  Notes to Condensed Consolidated Financial Statements.........................      6

ITEM 2:           Management's Discussion and Analysis or Plan of Operation....................     10

PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings............................................................     21

ITEM 2:           Changes in Securities........................................................     21

ITEM 3:           Defaults Upon Senior Securities..............................................     21

ITEM 4:           Submission of Matters to a Vote of Security Holders..........................     21

ITEM 5:           Other Information............................................................     21

ITEM 6:           Exhibits and Reports on Form 8-K.............................................     21

                  Signatures...................................................................     22

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  EXCITE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             1996           1995
                                                                           --------       --------
ASSETS
Current assets:
    Cash, cash equivalents and short-term investments ...............      $ 30,415       $  1,570
    Accounts receivable .............................................         2,514            338
    Prepaid expenses and other current assets .......................         2,896            207
                                                                           --------       --------
       Total current assets .........................................        35,825          2,115
Property and equipment, net .........................................         8,359          1,450
Other assets ........................................................         2,009            236
                                                                           --------       --------
                                                                           $ 46,193       $  3,801
                                                                           ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
    Notes payable, current portion ..................................      $  1,166       $    899
    Accounts payable ................................................         4,942          1,111
    Accrued compensation ............................................           310            428
    Distribution agreements .........................................         3,875             --
    Capital lease obligations, current portion ......................         3,256            213
    Deferred revenues ...............................................         2,723            105
    Other accrued liabilities .......................................         3,788            237
                                                                           --------       --------
         Total current liabilities ..................................        20,060          2,993
Notes payable .......................................................           802            587
Capital lease obligations ...........................................         3,569            408
Commitments
Redeemable convertible preferred stock ..............................            --          3,847
Shareholders' equity (net capital deficiency):
    Common stock, no par value ......................................        59,790          3,530
    Deferred compensation ...........................................          (477)          (631)
    Unrealized gains (losses) on available-for-sale investments .....           (60)           152
    Accumulated deficit .............................................       (37,491)        (7,085)
                                                                           --------       --------
         Total shareholders' equity (net capital deficiency) ........        21,762         (4,034)
                                                                           --------       --------
                                                                           $ 46,193       $  3,801
                                                                           ========       ========

            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                       -----------------------       -----------------------
                                         1996           1995           1996           1995
                                       --------       --------       --------       --------
Revenues ........................      $  4,049       $     37       $  8,239       $    379
Cost of revenues ................         1,165             18          1,981            143
                                       --------       --------       --------       --------
Gross profit ....................         2,884             19          6,258            236
Operating expenses:
   Product development ..........         2,038            785          5,523          1,446
   Sales and marketing ..........         6,304            460         11,996            684
   Distribution license fees ....           253             --         11,878             --
   General and administrative ...         1,752            495          5,676          1,039
   Merger and acquisition costs .         2,293             --          2,365             --
                                       --------       --------       --------       --------
         Total operating expenses        12,640          1,740         37,438          3,169
                                       --------       --------       --------       --------
Operating loss ..................        (9,756)        (1,721)       (31,180)        (2,933)
Interest income .................           512             --          1,034             --
Interest and other expense ......          (110)           (18)          (260)           (17)
                                       --------       --------       --------       --------
Net loss ........................      $ (9,354)      $ (1,739)      $(30,406)      $ (2,950)
                                       ========       ========       ========       ========
Net loss per share ..............      $  (0.78)      $  (0.16)      $  (2.59)      $  (0.27)
                                       ========       ========       ========       ========
Shares used in computing net loss
    per share ...................        11,964         11,143         11,758         11,045
                                       ========       ========       ========       ========

            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                            1996           1995
                                                                              --------       --------
    Net loss ...........................................................      $(30,406)      $ (2,950)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
      Amortization of deferred compensation ............................           155             --
      Warrant issued ...................................................         1,625             --
      Equity securities issued for services ............................           275            161
      Depreciation and amortization ....................................         1,250             51
      In-process research and development expense ......................            71            158
      Loss on disposal of fixed assets .................................           116             --
      Provision for loan impairment ....................................           629             --
      Changes in assets and liabilities:
        Accounts receivable ............................................        (2,130)           (29)
        Prepaid expenses ...............................................        (2,616)           (40)
        Other assets ...................................................          (848)           (30)
        Accounts payable ...............................................         3,757            473
        Distribution agreements ........................................         3,875             --
        Accrued liabilities ............................................         3,191            226
        Deferred revenues ..............................................         2,618             60
                                                                              --------       --------
           Net cash used in operating activities .......................       (18,438)        (1,920)
                                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment .................................        (1,514)          (592)
    Purchase of investments ............................................       (38,521)          (356)
    Maturity and sale of investments ...................................        10,978             --
    Notes and advances to Novo MediaGroup, Inc. ........................          (629)            --
                                                                              --------       --------
           Net cash used in investing activities .......................       (29,686)          (948)
                                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on note payable to officer ................................            --            (12)
    Payments on capital lease obligations ..............................          (338)            --
    Loans to shareholders ..............................................           (72)            --
    Proceeds from notes payable ........................................         4,300            270
    Payments on notes payable ..........................................        (2,468)          (262)
    Proceeds from sale of redeemable convertible preferred stock .......        12,282          1,463
    Proceeds from sale of common stock and common stock warrants .......        36,953          1,712
                                                                              --------       --------
           Net cash provided by financing activities ...................        50,657          3,171
                                                                              --------       --------
           Net increase in cash and cash equivalents ...................         2,533            303
Cash and cash equivalents at beginning of period .......................           759             11
                                                                              --------       --------
Cash and cash equivalents at end of period .............................      $  3,292       $    314
                                                                              ========       ========
NON-CASH FINANCING ACTIVITIES
    Conversion of redeemable convertible preferred stock to common stock      $ 16,225             --
    Conversion of promissory note payable to common stock ..............         1,400            275
    Exercise of common stock warrants in exchange for reduction in
        shares issued ..................................................           149             --
    Fixed assets acquired under capital leases .........................         6,542             --

            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND BASIS OF PRESENTATION

       Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., was formed in June 1994 and develops and provides Internet navigation services and products designed to allow consumers, content providers and advertisers to interact on the World Wide Web (the "Web"). The Company expects to derive a substantial portion of its revenue from selling advertising on its Web sites to customers in various industries and to date has had a limited number of customers.

       The unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. On August 30, 1996, the Company acquired The McKinley Group, Inc. ("McKinley") in a merger transaction accounted for as a pooling of interests (see Note 2 - "Merger" below). Accordingly, all financial information has been restated to reflect the combined operations of the Company and McKinley.

       These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on April 3, 1996 (Reg. No. 333-2328-LA). The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996. The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.     MERGER

       On August 30, 1996, the Company acquired by merger The McKinley Group, Inc., a closely held private company and creator of the Magellan On-Line Guide. The transaction was effected through the issuance of approximately 850,000 shares of Excite Common Stock and was accounted for as a pooling of interests and structured as a tax free exchange. In connection with the transaction, the Company incurred approximately $2.2 million in merger related expenses, including $1.0 million for legal and other professional consulting fees, $901,000 for personnel severance and outplacement expenses and $345,000 for termination of contracts and discontinuation of duplicate operations and facilities. A total of approximately $1.3 million was included in other accrued liabilities at September 30, 1996 for the remaining merger related liabilities. McKinley has experienced operating losses since inception and has achieved only limited revenues to date. While some progress has been made to integrate the operations of the two companies, further integration of the operations, products and services and technologies of McKinley must take place. Furthermore, in light of the operating histories of both companies, there can be no assurance that the Company will attain profitability.

       Separate results of the combined entities for the three and nine month periods ended September 30, 1995, and for the two and eight month periods ended August 30, 1996 (date of merger) are as follows:

                          TWO MONTHS     EIGHT MONTHS   THREE MONTHS   NINE MONTHS
                          ENDED AUG.30,  ENDED AUG.30,  ENDED SEPT.30, ENDED SEPT.30,
                          1996           1996           1995           1995
                          --------       --------       --------       --------
(In thousands)
Revenues:
    Excite .........      $  1,910       $  5,182       $     --       $    250
    McKinley .......           743          1,661             37            129
                          --------       --------       --------       --------
                          $  2,653       $  6,843       $     37       $    379
                          ========       ========       ========       ========
Net loss:
    Excite .........      $ (3,144)      $(13,793)      $   (951)      $ (1,246)
    McKinley .......        (1,903)       (12,306)          (788)        (1,704)
                          --------       --------       --------       --------
                          $ (5,047)      $(26,099)      $ (1,739)      $ (2,950)
                          ========       ========       ========       ========

3. CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper and government securities, are classified as available-for-sale as of the balance sheet date. These securities are reported at fair market value. Unrealized gains and losses on these investments have been included in shareholders' equity. The amortized cost and fair value of investments, which are based on quoted market prices at September 30, 1996, are as follows:

                                                    HISTORICAL                    GROSS UNREALIZED
                                                       COST      FAIR VALUE     GAIN           LOSS
                                                     -------      -------      -------       -------
(In thousands)
 Cash and cash equivalents:
    Cash ......................................      $    12      $    12      $    --       $    --
    Money market funds ........................          781          781           --            --
    Commercial paper ..........................        2,499        2,499           --            --
                                                     -------      -------      -------       -------
                                                     $ 3,292      $ 3,292      $    --       $    --
                                                     =======      =======      =======       =======
 Short-term investments:
    Commercial paper ..........................        2,724        2,725            1            --
    U.S. Government securities ................       24,159       24,181           22            --
    Restricted corporate equity securities(1)..          300          217           --           (83)
                                                     -------      -------      -------       -------
                                                     $27,183      $27,123      $    23       $   (83)
                                                     =======      =======      =======       =======

(1) This investment is being held as collateral by a financial institution against the Company's line of credit borrowings. See Note 7 below.

4.     INITIAL PUBLIC OFFERING

       In April 1996, the Company completed its initial public offering and issued and sold 2,300,000 shares of its Common Stock to the public at a price of $17.00 per share. The Company received approximately $35.4 million of cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the initial public offering, (i) each outstanding share of its

Preferred Stock was automatically converted into two shares of Common Stock,
(ii) outstanding warrants were exercised (on a net exercise basis) at an exercise price of $17.00 per share, resulting in the issuance of 1,191,176 shares of Common Stock, and (iii) $1.0 million principal amount of notes payable were converted into 160,000 shares of its Common Stock.

5.     STOCK SPLITS AND PER SHARE AMOUNTS

       In July 1995, the Company completed a one-for-nine reverse stock split. In addition, in February 1996, the Company completed a two-for-one stock split. Accordingly, all of the common share and per share data have been adjusted to reflect these stock splits.

       Net loss per share is computed using the weighted average number of shares of Common Stock and dilutive common equivalent shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, for the periods prior to the Company's initial public offering, such computations include all common and common equivalent shares issued within twelve months of the filing date of the Company's initial public offering as if they were outstanding for all periods presented. Common equivalent shares consist of the incremental common shares issued upon conversion of the redeemable convertible Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

6.     SHAREHOLDER'S EQUITY

       In February 1996, the Company's Board of Directors authorized an increase in the number of authorized shares of Common Stock and Preferred Stock to 25,000,000 and 4,000,000 shares, respectively. In addition, the Company's Board of Directors adopted, and the Company's shareholders approved, the 1996 Employee Stock Purchase Plan (the "Purchase Plan") which authorized the issuance of 150,000 shares of Common Stock thereunder. Shares may be purchased under the Purchase Plan during certain periods at 85% of the lesser of the fair market value of the Common Stock on the grant or purchase date. At the same meeting, the Company's Board of Directors adopted, and subsequently the Company's shareholders approved, the 1996 Equity Incentive Plan (the "1996 Plan") and 1996 Directors Stock Option Plan (the "Directors Plan") which authorized the issuance of 1,500,000 and 150,000 shares of Common Stock, respectively, upon exercise of stock options granted to directors under the Directors Plan and to employees and certain consultants or independent contractors under the 1996 Plan.

7.     NOTES PAYABLE

       The Company has a $1.0 million revolving line of credit with a bank available through December 31, 1996. Additionally, in May 1996, the Company received $100,000 from the same bank under a demand note. Borrowings under the line and the note at September 30, 1996 totaled $1.1 million and are secured by all of the Company's assets. Interest on borrowings is payable monthly at the bank's prime rate plus 1% (9.25% at September 30, 1996). At September 30, 1996, a short-term investment with a carrying amount of $217,000 was held by the bank as collateral for the line of credit borrowings and is not available to the Company.

Notes payable and line of credit borrowings consist of the following:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                           1996            1995
                                                          ------          ------
  (In thousands)
  Bank and line of credit borrowings ...........          $1,100          $1,000
  Other notes payable ..........................             868             486
                                                          ------          ------
                                                           1,968           1,486
  Less current portion .........................           1,166             899
                                                          ------          ------
                                                          $  802          $  587
                                                          ======          ======

8.     COMMITMENTS

       Capital Leases: In March 1996, the Company entered into a master equipment lease which provides for the purchase of up to $2.5 million of property and equipment under capital leases. At September 30, 1996, $1.2 million was available under this lease line. In the third quarter of fiscal 1996, the Company entered into additional equipment leases, not included in the master lease line, totaling $4.8 million. In total, as of September 30, 1996, the Company has outstanding obligations of $6.8 million under capital leases. These leases generally have terms of 30 to 36 months.

       Building Lease: In August 1996, the Company entered into a lease for new corporate offices located in Redwood City, California. The Company anticipates that this lease, which has a ten year term, will commence during the first half of 1997 at which time the Company will move from its present offices in Mountain View, Sausalito and San Jose, California.

9.     SIGNIFICANT AGREEMENTS

       In April 1996, the Company entered into two agreements with Netscape Communications Corporation ("Netscape") under which the Company and McKinley are each designated as one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape home page. These agreements provide that the "Premier Provider" status will be established for one year from April 1, 1996, in exchange for which the Company (including McKinley) will make payments totaling $10.0 million over the course of the year. Because the Company has limited operating history and revenues, and has incurred significant operating losses to date, the amount of the Netscape agreements may not be recoverable in future periods, and accordingly, the $10.0 million commitment was expensed as distribution license fee costs during the quarter ended June 30, 1996.

       In connection with the Netscape Premier Provider agreements discussed above, the Company entered into advertising agreements with Netscape to deliver a guaranteed number of Netscape advertising impressions through the Company's services. As consideration for such advertising services, Netscape agreed to reduce the $10.0 million Premier Provider obligation by $3.0 million, which was classified as deferred revenues to be recognized over the term of the agreement (one year). To date, approximately $939,000 in revenue has been recognized as a result of these agreements.

10.    RECLASSIFICATIONS

       Certain previously reported amounts have been reclassified to conform to the current presentation format.

--------------------------------------------------------------------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

       The discussion in this Report contains forward-looking statements that are subject to significant risks and uncertainties. These forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may" and similar expressions, but these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking.

       There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements contained in the following discussion. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on April 3, 1996 (Reg. No. 333-2328-LA).

OVERVIEW

       Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., was formed in June 1994 and develops and provides Internet navigation services and products designed to allow consumers, content providers and advertisers to interact on the World Wide Web (the "Web"). The Company expects to derive a substantial portion of its revenue from selling advertising on its Web sites to customers in various industries and to date has had a limited number of customers.

       On August 30, 1996, the Company acquired by merger The McKinley Group, Inc., a closely held private company and creator of the Magellan On-Line Guide. The transaction was effected through the issuance of approximately 850,000 shares of Excite Common Stock and was accounted for as a pooling of interests and structured as a tax free exchange. In connection with the transaction, the Company incurred approximately $2.2 million in merger related expenses, including $1.0 million for legal and other professional consulting fees, $901,000 for personnel severance and outplacement expenses and $345,000 for termination of contracts and discontinuation of duplicate operations and facilities. McKinley has experienced operating losses since inception and has achieved only limited revenues to date. While progress has already been made to integrate the operations of the two companies, further integration of the operations, products and services and technologies of McKinley must take place. Furthermore, in light of the operating histories of both companies, there can be no assurance that the combined Company will attain profitability. Because the Company acquired McKinley in a merger transaction accounted for as a pooling of interests, all financial information has been restated to reflect the combined operations of the Company and McKinley.

RESULTS OF OPERATIONS

REVENUES

       In October 1995, the Company began selling advertising space on its Web sites. Accordingly, there were no significant advertising revenues for the three and nine months ended September 30, 1995. Revenues for the three and nine months ended September 30, 1995, which consisted primarily of revenues derived from custom product development, licensing of the McKinley database, royalties from sales of the McKinley Internet Yellow Pages and consulting fees, were not material and are not expected to be significant sources of revenues in future periods. Total revenues were $4.0 million and $8.2 million for the three and nine months ended September 30, 1996, respectively. For the quarter ended September 30, 1996 (the "third quarter"), total revenues increased 44% from $2.8 million for the quarter ended June 30, 1996 (the "second quarter"). This quarterly increase in advertising revenues is due to increased sales of advertising impressions and an increase in sales of targeted advertising with higher rates charged to customers. A decrease in the amount of targeted advertising as compared to total advertising sold or a decrease in non-targeted advertising rates could adversely affect revenues. The Company expects to continue to derive its revenue for the foreseeable future from selling advertising space on its Web sites. Because the market for advertising on the Web is intensely competitive, advertising rates could be subject to pricing pressures in the future. If the Company is forced to reduce its advertising rates as a result of such competition, future revenues could be adversely affected. There can be no assurance that advertising over the Internet will become widespread, that a market for the Company's proposed services will continue to emerge and grow, or that the Company's services will become generally adopted.

       The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by the consumer) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract. To the extent minimum guaranteed impression levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. At September 30, 1996, the Company had deferred revenues of $2.7 million. See "Risk Factors that may Affect Future Results-Reliance on Advertising Revenues."

       In connection with the Netscape agreements discussed above in Note 9 of Notes to Condensed Consolidated Financial Statements, the Company entered into advertising agreements with Netscape to deliver a guaranteed number of Netscape advertising impressions through the Company's services. As consideration for such advertising services, Netscape agreed to reduce the $10.0 million Premier Provider obligation by $3.0 million, which was classified as deferred revenues to be recognized over the term of the agreement (one year). In the three and nine months ended September 30, 1996 the Company recognized approximately $655,000 and $939,000 in revenue, respectively, as a result of these agreements.

COST OF REVENUES AND GROSS MARGIN

       Cost of revenues consists primarily of expenses related to the maintenance and support of the Company's Web sites, which are comprised of salaries and benefits, telecommunications costs, equipment depreciation, royalties, overhead allocations and costs related to revenue sharing agreements. Cost of revenues was $1.2 million and $2.0 million for the three and nine months ended September 30, 1996, respectively. Because the Company did not have significant revenues for the three and nine months ended September 30, 1995, cost of revenues for such periods were insignificant. Cost of revenues increased 173% in the third quarter from $427,000 in the second quarter primarily because of increased personnel expenses and equipment costs relating to maintaining and supporting the Company's Web sites and significantly expanding the capacity of McKinley's Web sites. Cost of revenues in future periods are expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services.

       Gross margin as a percentage of total revenues was 71% and 76% for the three and nine months ended September 30, 1996, respectively, and 85% for the second quarter of fiscal 1996. The decline in the gross margin as a percentage of total revenues for the third quarter was due primarily to the growth in infrastructure associated with the McKinley merger and expansion of operations to support expanded Web site offerings. In the future, gross margin will be affected by the types of advertising sold and revenue-sharing provisions of certain access and content provider agreements. Advertising which targets a specific audience typically results in higher gross margins than advertising which targets the mass Internet consumer market. Furthermore, pursuant to the provisions of certain agreements with operators of Internet access points and with content providers, the Company often shares advertising revenues with Internet access providers or content providers based upon the number of consumers directed to the Company's Web sites or based upon the location of advertisements. A decrease in targeted advertising as a percentage of total advertising sold, a decrease in targeted or mass Internet advertising rates or an increase in the Company's advertising revenue sharing obligations could adversely affect gross margins.

OPERATING EXPENSES

       The Company's operating expenses have increased in absolute dollar amounts in each consecutive quarter through September 30, 1996. This trend reflects the Company's transition from the product development stage to marketing and offering its services and products. The Company believes that continued expansion of operations is essential to the Company's business plans. As a consequence, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

       PRODUCT DEVELOPMENT. Product development expenses include costs associated with the development of services and products and consist principally of personnel costs, overhead costs, editorial costs, equipment depreciation, consulting and supplies. Costs related to research, design and development of products and services have been charged to product development expense as incurred. Product development expenses for the three and nine months ended September 30, 1996 were $2.0 million and $5.5 million respectively, an increase of $1.3 million and $4.1 million, respectively, over the comparable periods of the prior fiscal year. Product development expenses decreased by 3% in the third quarter as compared to $2.1 million in the second quarter primarily because of the elimination of duplicative functions in McKinley. These expenses represented 50% and 67% of net revenues in the three and nine months ended September 30, 1996, respectively, compared to 75% in the second quarter. The Company believes that a significant level of product development expense is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs will increase in absolute dollars in future periods.

       SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, consulting fees, sales commissions, creative services and promotional and advertising expenses. Sales and marketing expenses for the three and nine months ended September 30, 1996 were $6.3 million and $12.0 million, respectively. Because the Company had not yet commercially introduced its products and services, sales and marketing expenses were not significant in the comparable periods of 1995. Sales and marketing expenses increased 97% in the third quarter as compared to $3.2 million in the second quarter. This increase was due primarily to the hiring of additional sales and marketing personnel and increased advertising and promotional expenses. The Company expects to incur significant promotional and advertising expenses, as well as expenses related to hiring additional sales and marketing personnel, and anticipates that these costs will substantially increase in absolute dollars in future periods. In particular, the Company anticipates launching a significant media campaign during the fourth quarter of fiscal 1996, for which the Company expects to incur approximately $4.0 million in additional advertising and promotional costs.

       DISTRIBUTION LICENSE FEES. Distribution license fees were $1.6 million, $10.0 million and $253,000 in the first, second and third quarters of fiscal 1996, respectively. The first quarter included a one-time, non-cash charge of approximately $1.6 million related to the issuance of a warrant to a wholly-owned subsidiary of America Online ("AOL") to purchase 650,000 shares of Common Stock. The second quarter included a $10.0 million charge relating to the Company's Premier Provider agreements with Netscape (see Note 9 of Notes to Condensed Consolidated Financial Statements). The Company had no significant distribution license fees during the comparable periods of 1995. The Company's Premier Provider agreements with Netscape expire in April 1997. There can be no assurance that these agreements will be renewed on similar terms, if at all.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries for administrative and executive personnel, allowance for doubtful accounts, and fees for professional services. General and administrative expenses for the three and nine months ended September 30, 1996 were $1.8 million and $5.7 million, respectively, an increase of $1.3 million and $4.6 million, respectively, over the comparable periods of the prior fiscal year. General and administrative expenses decreased 37% in the third quarter from $2.8 million in the second quarter. This decrease was primarily the result of approximately $594,000 of costs associated with McKinley's unsuccessful efforts to raise equity capital through an initial public offering in the second quarter, as well as a $629,000 note impairment reserve recorded by McKinley in the second quarter. The increases in general and administrative expenses in the three and nine months ended September 30, 1996, as compared to the same periods of the prior year, resulted primarily from increased personnel, professional service fees, allowances for doubtful accounts and relocation to new facilities to support the Company's growth. The Company anticipates that its general and administrative expenses will continue to increase significantly in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure, negotiates and assimilates acquisitions of acquired technologies and businesses and incurs additional costs related to operating as a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1996 the Company had $30.4 million in cash, cash equivalents and short-term investments, a decline of $13.8 million from June 30, 1996. During the third quarter, the Company completed its merger with McKinley, resulting in a significant increase in headcount and overhead, as well as payment of additional liabilities. During the second quarter, the Company completed its initial public offering of 2,300,000 shares of its Common Stock at a per share price of $17.00. Net proceeds from this offering were approximately $35.4 million, net of underwriting discounts, commissions and other offering costs.

       Operating activities used cash of $18.4 million during the nine months ended September 30, 1996. During the period, cash was used primarily to pay operating expenses and support increases in accounts receivable and prepaid expenses, which was offset in part by increases in accrued distribution agreements, accounts payable and other accrued liabilities. Although the Company expensed $10.0 million in distribution license fees during the second quarter of 1996 for its obligations under its "Premier Provider" agreements with Netscape, $3.9 million of this liability remained on the balance sheet as accrued distribution agreements at September 30, 1996.

       Investing activities used cash of $29.7 million during the nine months ended September 30, 1996, primarily for the purchase of short-term investments and property and equipment. Financing activities generated cash of $50.7 million primarily from the sale of Common and Preferred Stock, promissory notes and proceeds from the exercise of warrants.

       Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. The Company has no material capital commitments other than facilities and equipment leases entered into in the normal course of business.

       The Company continues to evaluate strategic investments in other companies and the acquisition of products, businesses and technologies that complement the Company's business that may utilize significant amounts of cash or involve the issuance or assumption of significant amounts of equity securities or debt. There can be no assurance that any issuance of equity securities will not have a dilutive effect on the outstanding shares of Common Stock. Although the Company believes that such strategic investments or acquisitions, if any, will be in the best interests of the Company and its shareholders, there can be no assurance that such investments or acquisitions will not adversely effect the Company's business, results of operations or financial condition.

       The Company believes that its $15.8 million of working capital at September 30, 1996, together with cash flows generated from advertising revenues, will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next twelve months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

       The Company operates in an emerging market and a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form SB-2 as declared effective by the Securities and Exchange Commission on April 3, 1996 (Reg. No. 333-2328-LA).

EXTREMELY LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT AND ANTICIPATION OF CONTINUED LOSSES

       The Company was founded in June 1994 and commenced offering Excite and related services and products in October 1995. McKinley, the Company's wholly-owned subsidiary, originally began operations in December 1993 and generated only limited revenues prior to 1996. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets such as the Internet. Specifically, such risks include the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services and products by Internet consumers and/or advertisers, the inability to attain substantial levels of traffic on the Company's services, development of equal or superior services or products by competitors, the failure of the market to adopt the Internet as an advertising medium or lower demand for Internet advertising, reductions in market prices for Internet advertising, the inability of the Company to effectively integrate the technology and operations of McKinley (or any other subsequently acquired businesses or technologies) with its operations, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks. In addition, in view of the rapidly evolving nature of its business and its extremely limited operating history, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company has achieved only limited revenues to date, has incurred net losses since inception and expects to continue to operate at a loss for the foreseeable future. As of September 30, 1996, the Company had an accumulated deficit of approximately $37.5 million. There can be no assurance that the Company can generate revenue growth, or that any revenue growth that is achieved can be sustained. Revenue growth that the Company may achieve may not be indicative of future operating results. In addition, the Company has increased, and plans to significantly increase further, its operating expenses in order to increase its sales and marketing efforts, fund greater levels of product development, increase its editorial staff, and increase its general and administrative costs to support the enlarged organization. To the extent that increases in such operating expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. Given the level of planned expenditures, the Company anticipates that it will continue to incur losses for the foreseeable future and there can be no assurance that the Company will ever achieve or sustain profitability.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

       As a result of the Company's extremely limited operating history, the Company has no meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues, particularly future advertising revenues, and to a large extent are fixed. There can be no assurance that the Company will be able to accurately predict the levels of future revenues, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. The Company operates with little or no backlog. In addition, the Company currently derives, and for the foreseeable future expects to derive, substantially all of its revenues from the sale of advertising pursuant to short-term advertising contracts. As a result, quarterly revenues and operating results are dependent on advertising revenues received within the quarter, which are difficult to forecast, and are also dependent on the Company's ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. The cancellation or deferral of a small number of existing advertising contracts or the failure to obtain new advertising contracts in any quarter could adversely affect the Company's business, results of operations and financial condition for such quarter. Furthermore, the Company derives advertising revenue based on the amount of traffic, or page views, on the Company's Web sites. Accordingly, any significant shortfall of traffic on the Company's Web sites in relation to the Company's expectations, or the expectations of existing or potential advertisers, would have an immediate material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's short-term advertisers generally require the Company to guarantee a minimum number of impressions. In the event that these minimum impressions are not met, the Company could be required to refund the deferred portion of the fees from such advertisers. If the Company fails to meet these guaranteed number of impressions, the ability of the Company to sell advertising to new or existing advertisers could be adversely effected.

       The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including but not limited to, specific economic conditions in the Internet industry, usage of the Internet, demand for Internet advertising, changes in advertising rates, the amount of traffic on its services, seasonal trends in services and products, introduction or enhancement of services and products by the Company and its competitors, market acceptance of new services and products, delays in the introduction of services or products or enhancements by the Company or its competitors, changes in the Company's pricing policies or those of its competitors, mix of services and products sold (including the amount of targeted advertising sold as a percentage of total advertising sold) and the channels through which those services and products are distributed, and general economic conditions. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

NETSCAPE RELATIONSHIP

       Under its agreements with Netscape Communications Corporation ("Netscape"), the Company's services are designated as two of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape home page. During the quarter ended September 30, 1996, the Company believes that approximately 20% to 40% of its traffic was directed from Netscape under these agreements. The Company believes that it will continue to be substantially dependent on its relationship with Netscape for a significant percentage of its user traffic. These agreements provide that the "Premier Provider" status will be established for one year from April 1, 1996, in exchange for which the Company will make payments totaling $10.0 million in cash and advertising services over the term of the agreements (see Note 9 of the Notes to Condensed Consolidated Financial Statements). The Company charged the entire $10.0 million to distribution license fees expense during the quarter ended June 30, 1996. If the Company were not able to enter into a replacement agreement, or agreements, with Netscape at the end of the one year term, or if such a replacement agreement or agreements contain materially worse terms than those contained in the current agreements with Netscape, there could be a material adverse effect on the amount of traffic to the Company's services, resulting in an adverse effect on the Company's business, results of operations and financial condition.

DEVELOPING MARKET: VALIDATION OF THE INTERNET AS AN EFFECTIVE ADVERTISING MEDIUM

       The market for the Company's services and products has recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Internet. As a result, the Company's mix of services and products may undergo substantial changes as the Company reacts to competitive and other developments in the overall Internet market. The Company's market is highly dependent upon the increased use of the Internet for information, publication, distribution and commerce. In particular, the Internet is an unproven medium for paid advertising sponsorship of services such as the Company's. Accordingly, the Company's future operating results will depend substantially upon the increased use of the Internet by individuals and companies for information, publication, distribution and commerce, the emergence of the Internet as an effective advertising medium and the successful implementation of the Company's advertising program. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, access, quality of service and acceptance of advertising) remain unresolved and may impact the growth of Internet use or the placement of advertisements on the Internet. If widespread commercial use of the Internet does not continue to develop, or if the Internet does not develop as an effective advertising medium, the Company's business, results of operations and financial condition will be materially adversely affected.

RELIANCE ON ADVERTISING REVENUES

       There is a lack of proven business models for companies like Excite which propose to generate revenues from the sale of advertising on the Internet. The Company's current business model, which evolves as the Internet develops, is based on deriving substantially all of its revenues from selling advertising space on its Web sites as consumers utilize Excite's services and products for their Internet search and retrieval needs. A substantial portion of the Company's limited revenues to date has been and, for the foreseeable future substantially all of its revenues are intended to be, derived from the sale of advertising impressions. Many of the Company's advertising customers purchase advertising on a short-term basis. Prior to the second quarter of 1996, the Company's advertising program had generated limited long-term advertising contracts. The Company is beginning to enter into a limited number of long-term contracts. There can be no assurance that these current advertisers or potential new advertisers will continue to enter into long-term agreements or increase the level of advertising on the Company's services. The Company's ability to generate significant advertising revenues will depend, among other things, on advertisers' acceptance of the Internet as an effective and sustainable medium, the development of a large base of users of the Company's services and products possessing demographic characteristics attractive to advertisers, the development and the expansion of the Company's advertising sales force, and the establishment and maintenance of desirable advertising sales agency relationships. In addition, there is intense competition in the sale of advertising on the Internet resulting in a wide range of rates quoted by different vendors for a variety of advertising services. This makes it difficult to project future levels of advertising revenues and rates which will be realized generally or by any specific company. To the extent competitors offer better results, the Company's revenues will be adversely affected. Failure of the Company to establish and maintain significant advertising revenues for any reason would have a material adverse effect on its business, results of operations and financial condition.

RISK OF CAPACITY CONSTRAINTS

       A key element of the Company's strategy is to generate a high volume of traffic to its Web sites. Accordingly, the performance of the Company's services and products is critical to the market acceptance of these services and products, the Company's reputation and its ability to attract advertisers to the Company's Web sites. Any system failure that causes interruptions in the availability or increases in response time of the Company's services would reduce traffic to the Company's Web sites and, if sustained or repeated, would reduce the attractiveness of the Company's services to advertisers and other future potential customers or Internet consumers. An increase in the volume of searches conducted through the Company's services and products could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures. In addition, as the number of Web pages and users increases, there can be no assurance that the Company's services and products will be able to scale proportionately. The Company is also dependent upon Web browsers and Internet and on-line service providers for access to its services, and consumers have experienced difficulties due to system failures unrelated to the Company's systems, services and products. The Company is also dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment and services used to provide its services and products. In addition, in order to improve performance, the Company may have to make substantial investments to deploy one or more copies of its Web sites in order to mirror its on-line resources. To the extent that the capacity constraints described above are not effectively addressed by the Company, such constraints would have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON COMPUTER INFRASTRUCTURE

       Substantially all of the Company's communications hardware and certain of its computer hardware operations are located at leased facilities in San Jose, Mountain View and Sausalito, California. The Company has experienced system outages in the past and there can be no assurance that a system failure at any of these locations would not adversely affect the performance of the Company's services. These systems are vulnerable to damage from fires, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have a disaster recovery plan. Although the Company carries property and business interruption insurance with low coverage limits, its coverage may not be adequate to compensate the Company for all losses that may occur. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to users of the Company's services and products. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

MERGERS AND ACQUISITIONS

         To date the Company has completed a number of acquisitions and may acquire other companies and/or technologies in the future. While the Company believes that previous acquisitions were in the best interests of the Company and its shareholders, acquisitions involve a number of special risks including the diversion of management's attention for the identification of potential acquisition targets, negotiation of the terms of the acquisitions, assimilation of the operations and personnel of the acquired companies in an efficient and timely manner, the difficulty of presenting a unified corporate image and successful integration of product and service offerings. Such acquisitions may also result in significant acquisition and merger related expenses for legal, accounting and financial advisory services, the write-off of duplicative technology, the consolidation and discontinuance of duplicative operational facilities and activities and other expenses related to the combination of the companies. In the third quarter of 1996, the Company incurred approximately $2.2 million in costs associated with the merger with McKinley (see Note 2 of Notes to Condensed Consolidated Financial Statements). These expenses may have a significant adverse impact on the Company's future operations and financial resources.

INTENSE COMPETITION

         The market for Internet advertising and Internet search and retrieval services and products is intensely competitive. The Company believes that the principal competitive factors in these markets are name recognition, performance, ease of use and functionality. The primary competitors of the Company's search and retrieval services and products are Internet search and retrieval companies such as Lycos, Inc., Open Text Corporation, Infoseek Corporation, Yahoo!, Inc. and specific search and retrieval services and products offered by other companies, such as AOL's Web Crawler and Digital Equipment Corporation's Alta Vista. The Company also competes indirectly with services from other database vendors such as Lexis/Nexis and Dialog and other companies that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from online service providers (OSPs), Web site operators, providers of Web browser software (such as Netscape or Microsoft Corporation) and other Internet services and products that incorporate search and retrieval features into their offerings, whether through internal development or by acquisition of one or more of the Company's direct competitors. In addition, the Company also competes with Internet service providers (ISPs), OSPs, Web browsers and other Internet content providers for sales of advertising space.

         Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories in the Internet market, greater name recognition, larger or more targeted customer bases and databases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns and make more attractive offers to potential distribution partners, advertisers, employees and content providers. Further, there can be no assurance that the Company's competitors will not develop Internet search and retrieval services and products that are equal or superior to those of the Company or that achieve greater market acceptance than the Company's offerings in the area of name recognition, performance, ease of use and functionality. There can also be no assurance that ISPs, OSPs and other Internet content providers will not be perceived by advertisers as having more desirable Web sites for placement of advertisements. Since a number of the Company's current advertising customers and strategic partners also have established relationships with certain of the Company's competitors, there can be no assurance that the Company will be able to retain a customer base of advertisers or that strategic partners will not sever or will elect to renew their agreements with the Company. In addition, many of the

Company's competitors have entered into collaborative relationships with ISPs, OSPs and other Internet content providers. Such relationships could have the effect of increasing traffic on such competitors' Web sites, which could make such sites more attractive to advertisers. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

         The Internet, in general, and the Company, specifically, also must compete with traditional advertising media such as print, radio and television for a share of advertisers' total advertising budgets. To the extent that the Internet is not an effective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to media other than traditional advertising media.

--------------------------------------------------------------------------------
PART II.      OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 1.   LEGAL PROCEEDINGS

         None.

ITEM 2.   CHANGES IN SECURITIES

         Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.   OTHER INFORMATION

         Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)       The following exhibits are filed as part of this report:

                    2.01 Agreement and Plan of Reorganization dated as of August 7, 1996 by and among the Registrant, Excite Acquisition Corporation, The McKinley Group, Inc., Isabel Maxwell, Christine Maxwell, David Hayden, Roger Malina and Daniel Lynch. (1)

                    2.02 Agreement of Merger dated as of August 30, 1996 by and between Excite Acquisition Corporation and the McKinley Group, Inc. (1)

                    10.01 Office lease, dated as of August 9, 1996, by and between the Company and Martin/Campus Associated, L.P.

                    11.01    Statement of Earnings Per Share.

                    27.01    Financial Data Schedule.

         (b)       Reports on Form 8-K during the quarter ended September 30,
                   1996:

                   On September 12, 1996 the Company filed a Form 8-K pursuant to Item 2 of such Form regarding the acquisition of The McKinley Group, Inc.

----------------

(1) Previously filed with the Commission on September 12, 1996, as an exhibit to the Company's Form 8-K (File No. 333-02328-LA) regarding the acquisition of The McKinley Group, Inc.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

       In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EXCITE, INC.

Date:  November 8, 1996       By:   /s/ Richard B. Redding
                                  ---------------------------
                                    Richard B. Redding
                                    Vice President of Finance
                                    and Administration, Secretary

                              By:   /s/ George Bell
                                  ---------------------------
                                    George Bell
                                    President and Chief Executive Officer