Form 10QSB/A
period 1996-09-30
EXCITE INC
filed 1997-02-28
CIK 1007297

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                       OR


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission file number 0-28064

                                  EXCITE, INC.
             (Exact name of registrant as specified in its charter)

            California                            77-0378215
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)                  identification no.)


                          1091 N. SHORELINE BOULEVARD
                        MOUNTAIN VIEW, CALIFORNIA  94043
                    (Address of principal executive offices)


                                 (415) 943-1200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES X                      NO ___

As of October 31, 1996, there were 11,965,089 shares of the Registrant's Common Stock outstanding.

         The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the period ended September 30, 1996, as set forth below and in the pages attached hereto:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) The following exhibits are filed as part of this report:

                     2.01 Agreement and Plan of Reorganization dated as of August 7, 1996 by and among the Registrant, Excite Acquisition Corporation, The McKinley Group, Inc., Isabel Maxwell, Christine Maxwell, David Hayden, Roger Malina and Daniel Lynch. (1)

                     2.02 Agreement of Merger dated as of August 30, 1996 by and between Excite Acquisition Corporation and The McKinley Group, Inc. (previously filed)

                     10.01 Office lease, dated as of August 9, 1996, by and between the Company and Martin/Campus Associated, L.P. (previously filed)

                     10.02 Net Search Program - Premier Provider Agreement dated as of March 27, 1996 between The McKinley Group and Netscape
                                  Communications Corporation, as amended March
                                  27, 1996 and January 21, 1997.

                      11.01 Statement of Earnings Per Share. (previously filed)

                      27.01       Financial Data Schedule. (previously filed)

             (b)          Reports on Form 8-K during the quarter ended
                          September 30, 1996:

                          On September 12, 1996 the Company filed a Form 8-K pursuant to Item 2 of such Form regarding the acquisition of The McKinley Group, Inc.

__________

(1) Previously filed with the Commission on September 12, 1996, as an exhibit to the Company's Form 8-K (File No. 333-02328-LA) regarding the acquisition of The McKinley Group, Inc.

SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             EXCITE, INC.



Date  February 26, 1997                      By: /s/ Robert C. Hood
                                                ----------------------------
                                             Robert C. Hood
                                             Executive Vice President, Chief
                                             Administrative Officer and
                                             Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.                              Description

 2.01 Agreement and Plan of Reorganization dated as of August 7, 1996 by and among the Registrant, Excite Acquisition Corporation, The McKinley Group, Inc., Isabel Maxwell, Christine Maxwell, David Hayden, Roger Malina and Daniel Lynch. (1)

 2.02            Agreement of Merger dated as of August 30,
                 1996 by and between Excite Acquisitio
                 Corporation and The McKinley Group,
                 (previously filed)

10.01 Office lease, dated as of August 9, 1996, by and between the Company and Martin/Campus
                 Associated, L.P.  (previously filed)

10.02            Net Search Program - Premier Provider
                 Agreement dated as of March 27, 1996 between The McKinley Group and Netscape
                 Communications Corporation, as amended
                 27, 1996 and January 21, 1997

11.01 Statement of Earnings Per Share. (previously filed)

27.01            Financial Data Schedule. (previously filed)


__________

(1) Previously filed with the Commission on September 12, 1996, as an exhibit to the Company's Form 8-K (File No. 333-02328-LA) regarding the acquisition of The McKinley Group, Inc.