Form 10-K405
period 1996-12-31
EXCITE INC
filed 1997-03-31
CIK 1007297

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1996.

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _______.

                         COMMISSION FILE NUMBER 0-28064

                                  EXCITE, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                   77-0378215
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

          1091 N. SHORELINE BOULEVARD, MOUNTAIN VIEW, CALIFORNIA 94043 (Address of Principal Executive Offices, Including Zip Code)

                                 (415) 943-1200
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, NO PAR VALUE

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X    NO
                                     -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997 there were 12,246,816 shares of the Registrant's Common Stock, no par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the common stock as quoted by the Nadaq National Market as of February 28, 1997 was approximately $76,571,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held in June 1997 are incorporated by reference into Part III.

================================================================================

--------------------------------------------------------------------------------
EXCITE, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 1996
TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                          PAGE
PART I                                                                                   NUMBER

ITEM 1:     Business.....................................................................   3

ITEM 2:     Properties...................................................................  13

ITEM 3:     Legal Proceedings............................................................  13

ITEM 4:     Submission of Matters to a Vote of Security Holders..........................  13


PART II

ITEM 5:     Market for Registrant's Common Equity and Related Stockholder Matters........  14

ITEM 6:     Selected Consolidated Financial Data.........................................  15

ITEM 7:     Management's Discussion and Analysis of Financial Condition and Results of
                Operations...............................................................  16

ITEM 8:     Financial Statements and Supplemental Data...................................  33

ITEM 9:     Changes In and Disagreements With Accountants on Accounting and Financial
                Disclosure...............................................................  33


PART III

ITEM 10:    Directors and Executive Officers of the Registrant...........................  34

ITEM 11:    Executive Compensation.......................................................  36

ITEM 12:    Security Ownership of Certain Beneficial Owners and Management...............  36

ITEM 13:    Certain Relationships and Related Transactions...............................  36

ITEM 14:    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............  37


Signatures  .............................................................................  60

--------------------------------------------------------------------------------
PART I
ITEM 1: BUSINESS
--------------------------------------------------------------------------------

SUMMARY

    This Annual Report on Form 10-K ("Report") contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the failure of the Company to maintain premier positions on certain high traffic World Wide Web ("Web") access points such as those maintained by America Online, Inc. ("AOL"), Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"), the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase levels of traffic on the Excite Network, development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, reductions in market prices for Web-based advertising, the inability of the Company to effectively integrate the technology and operations of The McKinley Group, Inc. ("McKinley"), the assets relating to AOL's WebCrawler service (the "WebCrawler Assets") acquired or any other subsequently acquired businesses or technologies with its operations, the inability to identify, attract, retain and motivate qualified personnel, general economic conditions and those risk factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results" and elsewhere in this Report. The following summary is qualified in its entirety by the more detailed information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results," and consolidated financial statements and notes thereto, appearing elsewhere in this Report. Unless the context otherwise requires, the term "Company" or "Excite" refers to Excite, Inc. and its subsidiaries.

THE COMPANY

    Excite, Inc., which was formed in June 1994, provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers make sense of the Web, the Excite Network, including the Excite and WebCrawler brands, contains a suite of specialized information services which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and personalization capabilities. The Company's goal is to be the Web's leading branded media network with the largest consumer reach, thereby creating an efficient means of advertising on the Web. To this end, the Excite Network serves as a home base where consumers can gather, interact and return to during each Web experience.

    On August 30, 1996, the Company acquired The McKinley Group, Inc. in a merger transaction accounted for as a pooling of interests (see Note 3 of Notes to Consolidated Financial Statements.) McKinley was incorporated in December 1993. All financial information has been restated to reflect the combined operations of the Company and McKinley. From December 7, 1993 (inception) through December 31, 1993, McKinley had no revenues and insignificant operating expenses which have been included in the consolidated results of operations for the year ended December 31, 1994.

    The Company has incurred operating losses to date and incurred a net loss of approximately $43.1 million for the year ended December 31, 1996. The Company believes that additional funding will be needed to finance expected operations in the year ending December 31, 1997. On March 3, 1997 the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission for the proposed sale of up to 2,300,000 shares of the Company's Common Stock. This registration statement is not yet effective, and there can be no assurance that the offering proposed to be made thereby will be consummated. If such additional funding is not available, or if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources through at least December 31, 1997.

    The Company derives a substantially all of its revenues from selling advertising on its Web sites to customers in various industries. The Company currently derives a large percentage of its revenues from advertising through the "Net Search" buttons on the Netscape home page under the terms of two agreements entered into with Netscape in April 1996 (see Note 12 of Notes to Consolidated Financial Statements) which expire on March 31, 1997; however, in March 1997, Netscape agreed to extend the provisions of these agreements to April 30, 1997 and entered into new agreements covering the period from May 1, 1997 through April 30, 1998 (see Note 13 of Notes to Consolidated Financial Statements.)

    In November 1996, the Company entered into a series of agreements with AOL, a provider of online services, whereby a co-branded version of Excite's sevice became the exclusive Internet search and directory service for AOL. Under these agreements, Excite also acquired AOL's WebCrawler search and directory technology for consideration consisting of 1,950,000 shares of the Company's Series E-1 and E-2 Convertible Preferred Stock, that were issued upon closing in March 1997 (see Notes 3, 7 and 13 of Notes to Consolidated Financial Statements.)


THE EXCITE NETWORK

    The Company offers a network of services under the Excite brand and the WebCrawler brand that target different segments of Web consumers.

   Excite services

    Excite Search. The Excite Search Web search service helps consumers find information on the Web by searching through Excite's index of Web documents. Since October 1995, the Company has substantially increased the size of its index of Web documents, from 1.5 million Web documents to over 50 million. The Company's automatic spider technology completely refreshes this index in less than a month. Excite's search technology allows consumers to search in multiple ways: by keyword; by concept; by Boolean logic; and by proper name. Excite's query-by-example technology allows users who find a document of interest to find similar documents with the click of a button. In addition, Excite's automatic abstract technology provides consumers with a brief abstract of each document returned by a search.

    Excite Reviews. The Excite Reviews Web site review service contains over 60,000 professionally-authored reviews of Web sites. Each site reviewed is also ranked on a scale of one to four. Consumers can find these reviews by browsing a series of categories and subcategories or by searching directly using the Company's concept-based searching technology. Excite's reviews are intended to help narrow information choices to only high-quality and relevant Web sites and to present information in a lively and entertaining style.

    Excite City.Net. The Excite City.Net travel and destination service helps consumers locate regional and travel oriented content using a geographically organized database. This Web database is continually updated to provide access to information on travel, entertainment, local business, government and community services for a number of major cities and regions throughout the world. Currently, the Excite City.Net database provides access to information on over 4,300 cities and regions.

    Excite Live! The Excite Live! personalized information service permits consumers to personalize their Web interface. Consumers using Excite Live! create a personal profile to select and update information of interest, such as personalized stock quotes, news headlines, local and national sports scores, updates on local and national weather, weekly television listings and horoscopes as well as personal reminders. In order to use this service, consumers must register and volunteer interest and demographic information which the Company then uses to target both content and advertising. Currently, Excite Live! has approximately 300,000 registered users.

    Excite NewsTracker. The Excite NewsTracker personalized news service is a personalizable news clipping service. Consumers can define custom topics that they would like to monitor such as business competition, a local sports team, or a favorite hobby. Using Excite's "spider" technology, Excite NewsTracker scans 300 magazines and newspapers on the Web twice daily (including such sources as The New York Times, The Washington Post, The

Boston Globe, Sports Illustrated, Forbes and Fortune) for articles relevant to that consumer's selected topics and provides the consumer with a listing of relevant articles. Consumers can also search a database containing the last two weeks of news from these publications or browse the news headlines from these sources by general category, such as top stories, business or entertainment.

    ExciteSeeing Tours. The ExciteSeeing Tours Web guide service is a "how to" service designed to instruct a consumer how to perform a particular task using information from the Web. Tours are professionally written and contain a mix of narrative and hypertext links to relevant Web resources related to a topic. Currently Excite has over 500 Web tours on such topics as researching investments, choosing wines and financing a college education. Tours are organized and can be accessed from a hierarchical menu of categories.

    Excite Talk! The Excite Talk! Web community service is a bulletin board and chat service which permits consumers to discuss topics of mutual interest. Consumers can create their own discussions or choose to participate in ongoing discussions. The Company believes that its Excite Talk! service is designed to encourages consumer and brand loyalty by fostering a sense of community and encouraging return visits.

    Excite Reference. The Excite Reference online reference service provides consumers with an interface into multiple information services such as yellow pages, white pages, email finders, people finders, maps and shareware. The Company does not develop any of these services itself, but instead has relationships with third-party providers of these services. Generally, these third parties co-brand their services and share advertising revenue with the Company in exchange for distribution on the Company's Excite Reference pages. Current partners include Big Book, WhoWhere, MapQuest and Quote.com. The Company believes that this type of relationship is beneficial as it enables the Company to offer a variety of services to consumers without having to incur development and maintenance costs while enabling the Company to have the opportunity to receive revenue from these services.

   WebCrawler services

    WebCrawler Search. The WebCrawler Web Search service helps consumers find information on the Web by searching through WebCrawler's index of Web documents. WebCrawler Search enables consumers to search the Web in multiple ways: by keyword, by Boolean logic, by phrase and by example, or by document similarity. Search results can be listed by title only or by full listing with an abstract. Listings which have been reviewed are identified and consumers can easily click to the review.

    WebCrawler Select. The WebCrawler Select Web site review service contains over 4,600 professionally-authored Web site reviews organized into 18 top-level categories. Consumers can find these reviews by selecting one of the top-level categories, by searching on a topic of interest or by browsing the "what's new" page. WebCrawler's Select database is intended to help consumers narrow information choices to only the most valuable Web sites.

    The Company also offers on the WebCrawler service, WebCrawler Map, Search the Web Backwards and Web Roulette.

MARKETING

    The Company endeavors to achieve broad market penetration and increased usage of the Excite Network services by:

   Building distribution

    The Company seeks to obtain new consumers by providing multiple gateways into the Excite Network, thereby increasing its visibility on Web access points. The Company has established premier positions on Web sites operated by Microsoft and Netscape, two of the most highly-trafficked Web sites, and AOL which is the leading online service provider ("OSP"). On the Microsoft and Netscape Web sites, the Company has such positions for both its Excite and WebCrawler brands. In addition, the Company has established a number of "off-Web" distribution opportunities with companies such as Apple, Sega and WebTV. Typically, these arrangements feature Excite as the default Web navigation network. See "-- Strategic Alliances," and "Risk Factors that May Affect Future Results -- Dependence on Netscape and AOL" and "-- Dependence on Third-Party Relationships."

   Building brand awareness and recognition

    The Company's marketing goal is to build the brands of the Excite Network into well-recognized consumer brands. During the fourth quarter of 1996, the Company launched a national brand-building campaign centered around the Jimi Hendrix song "Are You Experienced?" and incurred expenses of approximately $5.0 million for this campaign. This campaign included television, national print, radio and outdoor advertising. The Company believes this campaign resulted in increased Excite brand awareness. During the first quarter of 1997, the Company is continuing its brand advertising campaign, although at lower spending levels as compared with the fourth quarter of 1996. The Company believes that the WebCrawler brand has strong consumer awareness today and the Company will make selective marketing investments to maintain that awareness.

   Increasing usage by existing consumers

    The Company regularly enhances its services and updates the content hosted on the Excite Network in order to encourage consumers to utilize the Excite Network more frequently. The Company has also developed personalized services, such as Excite Live! and Excite NewsTracker, that enable consumers to establish a personal profile and receive information targeted to their interests. Because customizing these personalized services typically requires some effort and time on the part of the consumer, the Company believes that consumers who use these personalized services will continue to use the Excite Network. The Company also offers community building services, such as Excite Talk!, designed to increase consumer usage and loyalty.

ADVERTISING AND SALES

    The Company derives substantially all of its revenues from the sale of advertisements. Advertisements on the Excite Network are banner or billboard style advertisements and are prominently displayed throughout the Excite Network. As the consumer interacts with the Excite Network, new advertisements are displayed. From each advertisement screen, consumers can hyperlink directly to an advertiser's own Web site, thus enabling the advertiser an opportunity to directly interact with a consumer who has expressed interest in the advertisement. The Company believes that since consumers view advertisements only after they request a new page, the focus of the consumer's attention to the advertisement is likely to be higher than it is in other forms of media.

    The Company generally enters into agreements with advertisers pursuant to which the Company guarantees a minimum number of impressions for a fixed fee. The Company charges higher per impression fees for advertising products that target a specific audience. The Company's list prices for advertising currently range from $26 to $65 per thousand impressions ("CPM"). The Company offers a variety of advertising programs that enable advertisers to target their audiences at various levels of market segmentation; mass market placement, which does not have any market segmentation; and affinity placement, which delivers advertisements to an audience with a specific content interest. In March 1997, the Company announced a new strategic content direction intended to offer even more targeted advertisements to consumers of specific demographic profiles by aligning Excite's services into channels. Each channel will focus on a specific topic such as Arts & Entertainment, Sports, Business and Computing, among others. This channels model is intended to allow advertisers to purchase advertising in a format similar to other media.

    The Company's existing and planned advertising programs range from those with a broad reach to those that are specifically targeted:

        General Rotation (at a CPM of $26.) The Company offers a general rotation program that enables advertisers to reach a large number of consumers utilizing the Excite Network. Advertising banners rotate through Excite Network pages, including the home page and results pages of Excite and

    WebCrawler. This program delivers a higher volume of mass market Excite Web consumers and provides frequent exposure for advertisers.

        Content (at a CPM of $35.) The Company provides a set of programs that provide advertisers with the opportunity to target advertising by content within services such as Excite Reviews, Excite NewsTracker, ExciteSeeing Tours and WebCrawler Select pages. These programs deliver targeted messages to preselected affinity groups in categories such as sports, computing, automotive and finance.

        City.Net (at a CPM of $40-$45.) The Company provides a program on its Excite City.Net service that enables advertisers to direct advertisements to geographical affinity groups. This targeted approach can be used to complement a national marketing strategy with local or regional messages.

        Keywords (at a CPM of $48-$65.) The Company's keyword program offers advertisers an opportunity to target specific audiences by assigning advertisement banners to certain key words or concepts. For example, when Windows 95 is searched, a Microsoft advertisement could be displayed on the search results page. Because of the ability to customize the targeted nature of potential customers, the Company is able to charge premium rates for such keyword advertising.

        Excite Live! (to be offered at a CPM of $60-$80.) The Company plans to enable advertisers to target Excite Live! consumers at a greater level of detail and precision than the other advertising methods described above. Based upon the demographic and psychographic information collected from subscribers of Excite Live!, advertisers will be able to deliver targeted messages to groups of individuals.

    Currently, a substantial majority of the advertisements sold on the Excite Network are general rotation advertisements. The Company's strategy is to migrate advertisers to more targeted advertisement placements. The CPM rates listed above are based on the Company's standard rate card. Actual CPM rates depend upon a variety of factors, including, without limitation, the duration of the advertising contract and the number of impressions purchased, and are often negotiated on a case-by-case basis.

    Through Excite's various advertising programs, advertisers can combine multiple advertising packages in order to develop a complete advertising plan that reaches many audience types and that is designed to maximize reach, frequency of exposure and consumer response. For example, an airline company might have general rotation as a base of mass exposure. The advertising schedule could be enhanced based upon topical affinity, by displaying a banner every time a consumer searches using the word "travel" or "airfare," as well as by displaying an advertisement to all Excite Live! consumers who have expressed an interest in travel. The schedule could be further refined by placing banners on the travel page in Excite Reviews or WebCrawler Select, as well as on a variety of U.S. and international city pages on Excite City.Net that may correspond to hubs of national or international business.

    The Company has built a direct sales organization of 32 professionals located in San Francisco, New York and Los Angeles. The Company believes that such a sales force dedicated to selling advertising only on the Excite Network provides a higher level of customer service and satisfaction to advertisers during both the buying and reporting process. Because the Company's direct sales organization is focused and educated on the Excite Network, they can best match high value advertising opportunities with companies who can benefit from them. Because the Company has a dedicated group of professionals focused on advertising reporting and measurement, advertisers can receive up-to-date information on the placement and effectiveness of their advertisements. In addition, the Company believes that in order to be a leader in Web advertising and provide the highest level of service, it must continue to develop technologies for the precise and timely placement, targeting and measurement of advertising.

    For 1996, over 500 brands from various industries were advertised on the Excite Network as compared with 13 as of December 31, 1995. The following is a list of brands or companies for which advertisers purchased more than $10,000 in advertising on the Excite Network during 1996:

TECHNOLOGY                              TELECOMMUNICATIONS
----------                              ------------------
Apple                                   AT&T
Fujitsu                                 GTE
Hewlett-Packard                         MCI
Hitachi                                 Pacific Bell
IBM                                     Sprint
Intel                                   U S West
Microsoft
Netscape                                PUBLISHING
Silicon Graphics                        ----------
Sun Microsystems                        The Atlanta Journal Constitution
Toshiba                                 The Chicago Tribune
                                        Encyclopedia Brittanica
AUTOMOTIVE                              Newsweek
----------                              The New York Times
Ford                                    The Wall Street Journal
Honda
Saturn                                  CONSUMER
Toyota                                  --------
                                        American Greetings
FINANCIAL                               Disney
---------                               Duracell
American Express                        FTD
Charles Schwab                          Glaxo Wellcome
Chemical Bank                           J. C. Penney
Kaufmann Fund                           Kodak
Metlife                                 L.L. Bean
Prudential                              Procter & Gamble
Scudder                                 Sears, Roebuck
Wells Fargo Bank                        Time Warner

    During 1996, one customer accounted for approximately 12% of total revenues. No other customer accounted for more than 10% of revenues during 1996.

TECHNOLOGY

   Search and retrieval technology

    The Company's search services are based on proprietary retrieval technology designed to permit efficient and highly effective searches by emphasizing quality and precision in the search process. This technology combines a concept-based retrieval technology with sophisticated browsing tools. In addition, the Company has developed proprietary spider technology designed to enhance the quantity and quality of information contained in the Company's databases, thereby enhancing the quality of information retrieved in a search.

    Concept-based retrieval. The Company believes that most Web navigation companies use "keyword" searching in their retrieval process, in which only those documents that contain the keywords specified in the query are retrieved. While keyword searching is effective in some instances (and may be enhanced by the use of a built-in thesaurus), it does not allow the user to retrieve information relevant to a search that does not include the exact text of a keyword (or synonym, if a thesaurus is used.) For example, a keyword search of the words "intellectual property" may not return documents relating to software piracy or copyright law if such documents do not contain the words "intellectual" or "property." Keyword searching may also result in the retrieval of a great deal of irrelevant information that happens to contain the keyword. The Company's concept-based retrieval technology uses advanced statistical methods which it believes increase the precision or relevance of information retrieved. The Company's retrieval technology analyzes information for statistical correlations between terms and documents. These correlations, which can be loosely described as "concepts," are then used to improve the retrieval process. Accordingly, a search can retrieve information that is relevant to the consumer's query even if that information contains none of the keywords in the original query.

    Scalability. Because of the size of its database (approximately 50 million Web documents) as well as the number of searches conducted (approximately 4 to 5 million pages per day), the Company must maintain a strong core competency in searching large databases efficiently. To this end, the Company has developed a number of advanced, proprietary techniques to accelerate queries over large databases while accommodating a large number of users.

    Relevance enhancement. Retrieval of relevant documents on the Web can be particularly challenging. Many documents may contain keywords which a consumer may search but which are not relevant to the query. In addition, some authors create documents which use frequently searched words, an activity referred to as "stuffing," in an attempt to artificially enhance their relevance to certain queries. Consequently, the Company has developed technology that is designed to enhance the relevance of "high-quality" documents and reduce the relevance of documents that are "low-quality."

    Browsing tools. The Company's technology includes sophisticated browsing tools that help consumers better understand the information that has been retrieved. These browsing tools include:

        Query-by-example. If a consumer retrieves a document that he or she finds particularly appropriate, the consumer can click on a "query-by-example" button. Without requiring the consumer to reformulate the query, the system then executes an additional search and retrieves documents that it finds to be statistically similar to the example document.

        Automatic abstracting. The Company's technology automatically creates an abstract or summary of a Web document by selecting sentences from the document that it finds to be statistically likely to closely describe its core concepts. This technology lets consumers evaluate the relevancy of Web documents without taking the time to visit them or read the entire document. The Company believes that this abstracting function is superior to abstracting functions of most competitive systems, which it believes generally select the first few sentences of a document or select one or more sentences containing the keywords of the search.

    Spider technology. Information for the Company's databases is collected through the use of "spiders," which are software programs that autonomously roam the Web by following hypertext links, automatically identifying and collecting material to be included in the Company's databases. The Company's spider technology completely refreshes its index of 50 million pages in less than a month. The Company's technology also allows it to refresh millions of the most popular Web pages on a much more frequent basis (every few days.)

   Personalization technology

    The Company has developed a flexible set of tools to allow access to customized content for each individual consumer. This technology is utilized in the Excite Live! service. The Company also utilizes sophisticated learning technology in its Excite NewsTracker service, which examines the concepts in a consumer's profile and, over time, suggests related concepts that might also interest the consumer.

   Network operations

    The Company believes that Web site operational performance is a significant factor in attracting and maintaining a customer base on the Web. Operational performance includes reliable 24 hour accessibility and fast page download time. In order to maintain the highest standards, the Company is building its network operations center on its own premises in California. This center will enable the Company to provide direct control over its main Web sites. In addition, the Company has agreed to enter into a strategic relationship with AOL to host a mirrored site in Reston, Virginia. The Company believes that this will provide better access for customers in the Eastern half of the country.

    As of February 1, 1997, there were 77 employees on the Company's research and development staff. Excluding charges for purchased in-process technology, product development costs were $415,000, $2.8 million and $8.0 million in 1994, 1995 and 1996, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Technological Change; Dependence on New and Enhanced Services; Risk of Delays" and "-- Risk of Capacity Constraints; Dependence on Computer Infrastructure."

STRATEGIC ALLIANCES

    A key element of the Company's business strategy is to enter into relationships with both Web access points and content providers. To this end, the Company has entered into a number of strategic alliances.

   Netscape

    The Company entered into agreements with Netscape in April 1996 pursuant to which the Company's Excite and McKinley brands were each one of the five "Premier Providers" on Netscape's "Net Search" page for a one year period. In March 1997, new agreements were entered into which commence in May 1997 whereby the Excite brand will be one of four "Premier Providers" and the Company's WebCrawler brand will be one of several "Marquee Providers" of search and navigation services accessible from Netscape's "Net Search" page. The Company believes that a substantial amount of its historic traffic on a weekly basis has been attributable to Netscape. Under the 1996 agreements, the Company made payments totaling $5.0 million for each of the two "Premier Provider" positions over the term of the agreements. Under the terms of the 1997 agreements, the Company is committed to make minimum payments of $8.25 million of which $5.75 million will be paid in cash ($5.25 million in 1997 and $500,000 in 1998) and $2.5 million will be applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of a specified number of advertising impressions. See Notes 12 and 13 of Notes to Consolidated Financial Statements and " Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Dependence on Netscape and AOL."

   AOL

    In November 1996, the Company entered into a five-year distribution agreement with AOL pursuant to which the Company will provide to AOL a co-branded version of Excite and, for a minimum of a two year period, be the exclusive provider of Web search and directory services for AOL. AOL and Excite will share advertising revenues derived from the use of these services by AOL subscribers. If either of the parties does not elect to continue the exclusivity period for the remaining three year period of the agreement, AOL will be permitted to offer other Web navigation services on its online service; however, Excite will remain as the "default" Web navigation service and Excite will receive a larger percentage of the advertising revenues derived from the use of Excite through AOL. Excite will also advertise AOL's service on Excite and AOL will pay a commission to the Company for new AOL subscribers referred from these advertisements. The Company is also required to satisfy certain technical, product feature and editorial criteria. In addition, the Company completed the purchase of the WebCrawler Assets from AOL in March 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Dependence on Netscape and AOL, and -- Acquisition Strategy; Integration of Past and Future Acquisitions."

   Microsoft

    The Company has entered into a distribution and license agreement with Microsoft pursuant to which Excite is accessible to Microsoft's customers through The Microsoft Network, Microsoft's Internet Explorer Web Browser and, at Microsoft's discretion, other channels. The Company and Microsoft share advertising space availability, or barter, for the traffic that is generated by Microsoft. This agreement expires in March 1997. The Company is currently negotiating to extend the term of this agreement. There can be no assurance that the duration of this agreement will be extended or that a replacement agreement will be entered into between the Company and Microsoft. To date, this arrangement has not accounted for a significant portion of the Company's traffic.

   Content alliances

    The Company has strategic alliances with a number of content providers pursuant to which the Company engages in licensing of content or technology, revenue sharing, syndication and co-branding arrangements. For example, Tribune Media Services ("Tribune") syndicates rights to Excite Reviews. Excite also licenses television listings and horoscopes from Tribune, stock quotes from Quote.com, scores from Sportsline, yellow pages from Big Book, white page listings from WhoWhere, weather reports from Weatherlabs and maps from Mapquest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Dependence on Third-Party Relationships."

COMPETITION

    The market for Web advertising and Web search and retrieval services is intensely competitive. The Company believes that the principal competitive factors in these markets are name recognition, amount of user traffic, pricing, performance, ease of use and functionality. The Company's primary competitors are Web search and retrieval companies such as Infoseek Corporation, Lycos, Inc. and Yahoo!, Inc. and specific search and retrieval services and products offered by other companies, including Digital Equipment Corporation's Alta Vista, HotWired Venture's and Inktomi's HotBot, and OpenText. The Company also competes indirectly with Web content broadcasting services, such as The PointCast Network's PointCast, and with services from other database vendors, such as Lexis/Nexis, Dialog and other companies that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from Internet service providers ("ISPs"), online service providers ("OSPs"), Web site operators, providers of Web browser software (such as Netscape or Microsoft) and other Internet services and products that incorporate search and retrieval features into their offerings, whether through internal development or by acquisition of one or more of the Company's direct competitors.

    In addition, the Company also competes with ISPs, OSPs, Web browsers and other Web content providers for the sale of advertisements. The Company believes that the number of companies relying on fees for Web-based advertising has increased substantially in the past year. Accordingly, the Company may face increased pricing pressure for the sale of advertisements on its network, which would have a material adverse effect on the Company's business, results of operations and financial condition.

    Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases and databases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. Further, there can be no assurance that the Company's competitors will not develop Web search and retrieval services that are equal or superior to those of the Company or that achieve greater market acceptance than the Company's offerings in the area of name recognition, performance, ease of use and functionality. There can also be no assurance that ISPs, OSPs, Web browsers and other Web content providers will not be perceived by advertisers as having more desirable Web sites for placement of advertisements. In addition, a number of the Company's current advertising customers and strategic partners also have established collaborative relationships with certain of the Company's competitors and a number of the Company's competitors have established collaborative relationships with ISPs, OSPs and other Web content providers. Accordingly, there can be no assurance that the Company will be able to retain a customer base of advertisers, maintain or increase traffic on its network, that competitors will not experience greater growth in traffic than the Company as a result of such relationships, which could have the effect of making their Web sites more attractive to advertisers or that strategic partners will not sever or will elect to renew their agreements with the Company. There can also be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

    The Web, in general, and the Company, specifically, also must compete with traditional advertising media such as print, radio and television for a share of advertisers' total advertising budgets. To the extent that the Web is not an effective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to the Web. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Developing Market; Validation of the Web as an Effective Advertising Medium" and "-- Intense Competition."

LICENSES AND INTELLECTUAL PROPERTY

    The Company regards its technology as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods, and has been issued a patent with respect to certain aspects of its searching and indexing technology. The Company is also in the process of preparing three patent applications with respect to other aspects of its technology. There can be no assurance that the patent that has been issued or that any that may issue from these pending applications will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents that have been issued or that may be issued will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. Failure of any patents to provide protection of the Company's technology may make it easier for the Company's competitors to offer technology equivalent to or superior to the Company's technology. The Company also generally enters into confidentiality or license agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization, or to develop similar technology independently. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Web makes it virtually impossible to control the ultimate destination of the Company's services. Policing unauthorized use of the Company's technology is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material and adverse effect on the Company's business, results of operations and financial condition.

    Many parties are actively developing search, indexing and related Web technologies at the present time. The Company believes that they will take steps to protect these technologies, including seeking patent protection. As a result, the Company believes that disputes regarding the ownership of such technologies are likely to arise in the future.

    From time to time, the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights, including claims for infringement resulting from the downloading of materials by the online or Web services operated or facilitated by the Company. Although the Company investigates claims and responds as it deems appropriate, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any assertions or prosecutions will not materially and adversely affect the Company's business, results of operations and financial condition. Irrespective of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on the Company's business, results of operations and financial condition. If any claims or actions were asserted against the Company, the Company might seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Liability for Information Retrieved from the Web."

    The Company currently owns and also licenses from third parties its technologies. As it continues to introduce new services that incorporate new technologies, it may be required to license technology from others. There can be no assurance that these third-party technology licenses will be available to the Company on commercially reasonable terms, if at all. The inability of the Company to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or could adversely affect the performance of its services until equivalent technology could be identified, licensed and integrated. See " Management's Discussion and

Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Liability for Information Retrieved from the Web."

EMPLOYEES

    As of February 1, 1997, the Company had 191 full-time employees, including 77 in research and development, 80 in marketing and sales, 21 in finance and administration and 13 in operations and support. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled technical personnel and engineers involved in new product development, for whom competition is intense. From time to time, the Company also employs independent contractors to support its research and development, marketing, sales and support and administrative organizations. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes its relations with its employees are good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Management of Growth."

--------------------------------------------------------------------------------
ITEM 2: PROPERTIES
--------------------------------------------------------------------------------

    The Company's headquarters are currently located in a leased facility in Mountain View, California, consisting of approximately 13,500 square feet of office space occupied under a lease expiring February 1, 1999 with a renewal option for an additional year. The Company and the lessor of the Mountain View facility have agreed that the Company shall surrender such facility in May 1997 and that the lease for such facility shall be canceled upon such surrender. In April 1997, the Company intends to move its headquarters to a leased facility in Redwood City, California, consisting of approximately 88,000 square feet of office space under a ten year lease with a renewal option for an additional five years. The Company's communications hardware and certain of its computer hardware are located at a leased facility in San Jose, California which will be moved to the Redwood City facility. The Company believes that its existing and proposed facilities and offices are adequate to meet its requirements for the foreseeable future. There can be no assurance that a system failure at its current San Jose or future Redwood City operations facilities would not adversely affect the performance of the Company's services. See " Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Risk of Capacity Constraints; Dependence on Computer Infrastructure."


--------------------------------------------------------------------------------
ITEM 3: LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

    On November 18, 1996, Kristine Paaso and Laura Lindsey filed a complaint in the California Superior Court, Santa Clara County, against the Company and certain of its founders alleging breach of an alleged oral agreement, breach of fiduciary duty and fraud. The plaintiffs allege that they participated in the creation of the Company's business plan and were entitled to participate as officers and shareholders of the Company. The complaint seeks an unspecified amount of damages, including punitive damages. The Company has filed a demurrer to this complaint and intends to defend this action vigorously. Although it is too early to ascertain the possible outcome of this litigation, any litigation, regardless of outcome, could have an adverse effect on the Company's business, results of operations and financial condition.


--------------------------------------------------------------------------------
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

There were no submissions of matters to a vote of security holders during the quarter ended December 31, 1996.

--------------------------------------------------------------------------------
PART II
ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

     Excite's common stock has been traded on the Nasdaq National Market under the symbol "XCIT" since April 4, 1996. The high and low closing sales prices of the Company's Common Stock set forth below are as reported on the Nasdaq National Market.

                                                     High        Low
                                                    -------     -----
Year Ended December 31, 1996
     Second Quarter (from April 4, 1996)            $20.00      $8.25
     Third Quarter                                    8.38       5.13
     Fourth Quarter                                  15.25       5.50

     As of December 31, 1996, there were approximately 200 stockholders of record of the Company's Common Stock, although the Company believes that there is a larger number of beneficial owners of its Common Stock. The Company has never paid cash dividends on its stock, and anticipates that it will continue to retain its earnings, if any, to finance the growth of its business.

--------------------------------------------------------------------------------
ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. During 1996, Excite acquired McKinley in a transaction accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of Excite and McKinley. The statements of operations data for each of the years in the three year period ended December 31, 1996 and the balance sheet data at December 31, 1995 and 1996, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Report and should be read in conjunction with those financial statements and notes thereto. The balance sheet data at December 31, 1994 are derived from unaudited financial statements of the Company not included in this Report.

                                                            YEARS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                       1994(1)         1995         1996(2)
                                                      ---------      --------      --------
 STATEMENTS OF OPERATIONS DATA:                       (In thousands, except per share data)
 Revenues:
    Advertising revenues .........................     $     57      $    145      $ 14,030
    Contract and other revenues ..................          236           808           727
                                                       --------      --------      --------
      Total revenues .............................          293           953        14,757
 Cost of revenues ................................           88           228         4,149
                                                       --------      --------      --------
 Gross profit ....................................          205           725        10,608
 Operating expenses:
    Product development ..........................          415         2,810         8,030
    Sales and marketing ..........................           37         1,648        21,103
    Distribution license fees (3) ................           --            --        11,878
    General and administrative ...................          399         2,326         7,081
    Charge for purchased in-process technology ...           --           331         3,500
    Other merger and acquisition related costs,
      including amortization of goodwill and other
      purchased intangibles ......................           --            --         3,134
                                                       --------      --------      --------
        Total operating expenses .................          851         7,115        54,726
                                                       --------      --------      --------
 Operating loss ..................................         (646)       (6,390)      (44,118)
 Interest income (expense) and other .............           (4)          (45)        1,001
                                                       --------      --------      --------
 Net loss ........................................     $   (650)     $ (6,435)     $(43,117)
                                                       ========      ========      ========
 Net loss per share ..............................     $  (0.06)     $  (0.58)     $  (3.65)
                                                       ========      ========      ========
 Shares used in computing net loss per share (4) .       10,576        11,070        11,818
                                                       ========      ========      ========

                                                                   DECEMBER 31,
                                                         --------------------------------
                                                           1994        1995        1996
                                                          ------     --------     -------
 BALANCE SHEET DATA:                                              (In thousands)
 Cash, cash equivalents and short-term investments ..     $  12      $ 1,118      $20,834
 Working capital (deficit) ..........................      (442)        (878)       8,124
 Total assets .......................................       157        3,801       47,698
 Long-term obligations ..............................       100          995        3,985
 Redeemable convertible preferred stock .............        --        3,847           --
 Total shareholders' equity (net capital deficiency)       (542)      (4,034)      25,097

----------
(1) The year ended December 31, 1994 includes the results of operations from Inception to December 31, 1994. Inception date is June 9, 1994 for Excite and December 7, 1993 for McKinley. The operating results for McKinley from December 7, 1993 through December 31, 1993 were immaterial.

(2) During the fourth quarter of 1996, the Company entered into an agreement to acquire the WebCrawler Assets from AOL. See " Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Acquisition Strategy; Integration of Past and Future Acquisitions," and Note 3 of Notes to Consolidated Financial Statements for a discussion of the Acquisition and associated costs.

(3) During the second quarter of 1996, the Company entered into two distribution license agreements with Netscape. See Note 12 of Notes to Consolidated Financial Statements for a discussion of these agreements and associated costs.

(4) See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in computing net loss per share.

--------------------------------------------------------------------------------
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the failure of the Company to maintain premier positions on certain high traffic World Wide Web ("Web") access points such as those maintained by America Online, Inc. ("AOL"), Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"), the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase levels of traffic on the Excite Network, development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, reductions in market prices for Web-based advertising, the inability of the Company to effectively integrate the technology and operations of The McKinley Group, Inc. ("McKinley"), the assets relating to AOL's WebCrawler service (the "WebCrawler Assets") acquired or any other subsequently acquired businesses or technologies with its operations, the inability to identify, attract, retain and motivate qualified personnel, general economic conditions and those risk factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K ("Report"). The following discussion also should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

OVERVIEW

    The Company operates the Excite Network, which includes the Excite and WebCrawler brands, and provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Excite, formerly Architext Software, Inc., was formed in June 1994 and, from its inception to September 1995, its operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, providing custom product development and consulting, and developing services. The Company first launched its Excite search and directory service in October 1995.

    The Company has achieved only limited revenues to date, has incurred significant operating losses since inception and as of December 31, 1996, the Company had an accumulated deficit of approximately $50.2 million. Although the Company has experienced significant revenue growth during 1996, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow. There can also be no assurance that any revenue growth that the Company experiences will be indicative of future operating results. In addition, the Company has increased, and plans to significantly increase further, its operating expenses in order to increase its sales and marketing efforts, fund greater levels of product development and increase its general and administrative costs to support the enlarged organization. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. Given the level of planned expenditures, there can be no assurance that the Company will ever achieve or sustain profitability.

    On August 30, 1996, the Company acquired by merger McKinley, a private company and creator of the Magellan On-Line Guide. The transaction was effected through the issuance of 850,000 shares of the Company's Common Stock and was accounted for as a pooling of interests. In connection with the transaction, the Company incurred approximately $2.2 million in merger related expenses, including $1.0 million for legal and other professional consulting fees, $901,000 for personnel severance and outplacement expenses and $345,000 for termination of contracts and discontinuation of duplicate operations and facilities. McKinley has experienced operating losses since inception. Because the merger has been accounted for as a pooling of interests, all financial information for dates and periods prior to the merger has been restated to reflect the combined operations of the Company and McKinley. See "Risk Factors that May Affect Future Results -- Acquisition Strategy; Integration of Past and Future Acquisitions."

    On November 25, 1996, the Company announced an expansion of its previous agreement with AOL, pursuant to which a co-branded version of Excite became the exclusive Web search and directory service on AOL. The Company also acquired the WebCrawler Assets (the "Acquisition") for an aggregate of 1,950,000 shares of the Company's Convertible Preferred Stock. The Acquisition, which was consummated in March 1997 (the "Closing"), was recorded for accounting purposes as of December 1, 1996. The transaction was accounted for as an acquisition of rights to developed and purchased in-process technology and distribution rights. Of the total purchase price, $3.5 million was allocated to purchased in-process technology and the remaining excess purchase price of approximately $12.6 million was allocated to trademarks, distribution rights, bookmarks, trade names, goodwill and other. The amount of the purchase price allocated to purchased in-process technology was charged to the Company's operations as of December 1, 1996. The identified intangible assets and goodwill are being amortized over periods ranging from four months to three years.

    In connection with the Acquisition and distribution agreement, the Company and AOL have agreed that a co-branded version of the Excite search and directory services will be the exclusive provider of Web search and directory services to AOL's customers for a minimum of two years. The Company will receive a share of revenues generated by the co-branded version of the Excite services hosted on AOL as royalties, and AOL will incur all hosting, advertising and selling expenses. Upon Closing, AOL will pay to the Company a percentage of AOL's advertising revenues with respect to the sales of advertising derived from the WebCrawler Assets for the period between December 1, 1996 and the Closing, less ordinary and customary reserves, and the Company will reimburse AOL for expenses relating to the WebCrawler Assets. Revenues recorded and derived from the WebCrawler Assets during the period from December 1, 1996 through December 31, 1996 were immaterial.

    The Company expects to derive substantially all of its revenue for the foreseeable future from selling advertising space on the Excite Network as consumers use its services for their search and retrieval needs. The Company's advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract. To the extent minimum guaranteed impression levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. At December 31, 1996, the Company had deferred revenues of $1.8 million.

    Revenues from the sale of certain advertising space are shared with third parties pursuant to the terms of certain agreements. To date, amounts allocable to third parties have not been significant. Contract and other revenues during the years ended December 31, 1994 and 1995 consisted primarily of contract revenues earned under agreements to modify the Company's Web directory technology and fees for the licensing of Web directory content and technology. Contract revenues are recognized as the work is performed using the percentage of completion method. License revenues are recognized at the time of delivery, provided that no significant obligations remain and collection of the resulting receivable is considered probable. See "-Risk Factors that May Affect Future Results -- Reliance on Advertising Revenues."

    The Company's operating results have varied on a quarterly basis during its limited operating history, and the Company expects to experience significant fluctuations in operating results in the future. In addition, because of the rapidly changing nature of its business and its extremely limited operating history, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. See "-Risk Factors that May Affect Future Results -- Potential Fluctuations in Quarterly Results; Unpredictability of Future Revenues."

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from the Company's Consolidated Statement of Operations.

                                                                   YEARS ENDED DECEMBER  31,
                                                                  ---------------------------
                                                                  1994       1995       1996
                                                                  ----       ----       ----
 Revenues:
   Advertising revenues .....................................       19%        15%        95%
   Contract and other revenues ..............................       81         85          5
                                                                  ----       ----       ----
     Total revenues .........................................      100        100        100
                                                                  ----       ----       ----
Cost of revenues ............................................       30         24         28
                                                                  ----       ----       ----
Gross profit ................................................       70         76         72
Operating expenses:
   Product development ......................................      141        295         54
   Sales and marketing ......................................       13        173        143
   Distribution license fees ................................       --         --         81
   General and administrative ...............................      136        244         48
   Charge for purchased in-process technology ...............       --         35         24
   Other merger and acquisition related costs, including
     amortization of goodwill and other purchased intangibles       --         --         21
                                                                  ----       ----       ----
       Total operating expenses .............................      290        747        371
                                                                  ----       ----       ----
Operating loss ..............................................     (220)      (671)      (299)
Interest income (expense) and other .........................       (1)        (4)         7
                                                                  ----       ----       ----
Net loss ....................................................     (221)%     (675)%     (292)%
                                                                  ====       ====       ====

   Revenues

    In October 1995, the Company began selling advertising space on its network. Accordingly, there were no significant advertising revenues for 1994 or 1995. Prior to October 1995, contract and other revenues consisted primarily of revenues derived from custom product development, licensing of the McKinley database, royalties from sales of the McKinley Internet Yellow Pages and consulting fees, which are not expected to be significant sources of revenues in future periods. Total revenues increased from $293,000 for 1994 to $953,000 for 1995, and to $14.8 million for 1996. The increase in 1995 was due to the introduction of the Company's services in October 1995 and the increase in 1996 was due primarily to increased sales of advertisements on the Company's Web sites, increased capacity resulting from the merger with McKinley as well as the creation and increased size of the Company's direct sales force. For 1995 and 1996, 97% and 27%, respectively, of advertising revenues were derived through two advertising sales agencies. With the addition of its direct sales force, the Company does not expect to derive a significant portion of its advertising revenues from advertising sales agencies in the future. There can be no assurance that advertising over the Web will become widespread, that a market for the Company's proposed services will emerge, or that the Company's services will become generally adopted. See "-Risk Factors that May Affect Future Results -- Reliance on Advertising Revenues," "-- Developing Market; Validation of the Web as an Effective Advertising Medium" and "-- Dependence on Web Infrastructure."

    Two customers accounted for 26% and 16%, respectively, of total revenues in 1995. One customer accounted for approximately 12% of total revenues in 1996.

    The increase in advertising revenues is due to increased sales of advertisements and an increase in sales of targeted advertising with higher rates per thousand impressions ("CPM") charged to advertisers. The Company expects to continue to derive substantially all of its total revenue from selling advertisements on its network. Because the market for advertising on the Web is intensely competitive, advertising rates could be subject to pricing pressures in the future. If the Company is forced to reduce its advertising rates or experiences lower CPMs as a result of such competition or otherwise, future revenues could be adversely affected. See "-Risk Factors that May Affect Future Results -- Reliance on Advertising Revenues."

    In connection with its Premier Provider agreements with Netscape, the Company entered into advertising agreements with Netscape to deliver a guaranteed number of Netscape advertising impressions on the Excite Network. As consideration for such advertising services, Netscape agreed to reduce the Company's $10.0 million in obligations under the Company's Premier Provider Agreements with Netscape by $3.0 million, which was classified as deferred revenues to be recognized over the one year term of the agreements based upon delivery of a specified number of advertising impressions. For the year ended December 31, 1996, the Company recognized approximately $1.8 million in revenue as a result of these agreements. See Notes 12 and 13 of Notes to Consolidated Financial Statements.

   Cost of Revenues

    Cost of revenues consists primarily of expenses related to the maintenance and technical support of the Excite Network, which are comprised principally of personnel costs, telecommunications costs, equipment depreciation, royalties, overhead allocations and costs related to revenue sharing agreements. Cost of revenues was $4.1 million, or 28% of total revenues for 1996. Cost of revenues for 1994 and 1995 was not comparable to 1996 as the nature of the Company's revenues changed significantly from 1995 with the launch of the Company's services in October 1995. In the fourth quarter of 1996, the Company recognized $186,000 in non-cash expenses for the amortization of purchased technology relating to the acquisition of the WebCrawler Assets. Cost of revenues may increase in absolute dollars and as a percentage of total revenues as the Company increases costs to support expanded services.

   Gross Margin

    Gross margin was 72% of total revenues for 1996. Gross margins for 1994 and 1995 were not comparable to 1996 as the nature of the Company's revenues changed significantly from 1995 with the launch of the Company's services in October 1995. In the future, gross margins may be affected by the types of advertisements sold and revenue-sharing provisions of certain access and content provider agreements. Advertisements which target a specific audience typically have higher gross margins than advertisements which target the mass Web consumer market. Furthermore, pursuant to the provisions of certain agreements with operators of Web access points and with content providers, the Company shares advertising revenues based upon the number of consumers directed to its network. A low level of targeted advertising as a percentage of total advertising sold, a decrease in targeted or mass Web advertising rates, whether due to the lack of acceptance of the Web as an effective advertising medium, competition or otherwise, or an increase in the Company's advertising revenue sharing obligations could adversely affect gross margins.

   Operating Expenses

    The Company's operating expenses have increased in absolute dollar amounts in every consecutive quarter from inception through December 31, 1996. This trend reflects the Company's rapid transition from the product development stage to marketing and offering its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market leadership. As a consequence, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

    Included in operating expenses for 1996 was a $3.5 million charge for purchased in-process technology related to the Acquisition, $3.1 million in merger and acquisition related costs relating to the merger with McKinley and the Acquisition and $11.9 million in distribution license fees including $1.6 million relating to the issuance of a warrant to purchase 650,000 shares of Common Stock to AOL (the "AOL Warrant," see Note 7 of Notes to Consolidated Financial Statements) during the first quarter of 1996 and $10.0 million for distribution license agreements with Netscape ($6.5 million of which had been paid in cash or services as of December 31, 1996) during the second quarter of 1996. The Company has recorded deferred compensation of $640,000 for the difference between the exercise price and the deemed fair value of the Company's Common Stock for shares subject to options granted in 1995. The majority of this deferred compensation is being charged to general and administrative expenses and is being amortized over the vesting period of the options, generally on a monthly basis over a four year period.

Deferred compensation amortized was $9,000 and $243,000 for 1995 and 1996, respectively. The amortization of this deferred compensation will continue to have an adverse effect on the Company's results of operations. See Note 8 of Notes to Consolidated Financial Statements.

    Product development. Product development expenses consist principally of engineering and editorial personnel costs, allocation of overhead, equipment depreciation, consulting and supplies. Costs related to research, design and development of products have been charged to product development expense as incurred. See Note 1 of Notes to Consolidated Financial Statements. Product development expenses increased from $415,000, or 141% of total revenues for 1994, to $2.8 million, or 295% of total revenues for 1995, and increased in absolute dollars to $8.0 million, or 54% of total revenues for 1996. This dollar increase is due primarily to increased engineering and editorial staff required to develop and enhance the Company's services as well as increased product development activities resulting from the Acquisition and the merger with McKinley. The Company believes that a significant level of product development expenses is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs will continue to increase in absolute dollars.

    Sales and marketing. Sales and marketing expenses consist principally of sales and marketing personnel costs, consulting fees, commissions, allocation of overhead, creative services and promotional and advertising expenses. Sales and marketing expenses were immaterial for 1994 and increased in absolute dollars from $1.6 million, or 173% of total revenues for 1995, to $21.1 million, or 143% of total revenues for 1996. This dollar increase was due primarily to the launch of a significant media advertising campaign during the fourth quarter of 1996 and to increased sales personnel costs resulting from the transition during the first half of 1996 from the use of outside advertising sales firms for the sales of advertisements to a direct sales force and, to a lesser extent, the hiring of other additional sales and marketing personnel and to increases in other advertising and promotional expenses. The Company expects to incur significant promotional and advertising expenses and to continue to hire additional sales and marketing personnel, and anticipates that these costs will continue to increase in absolute dollars. In particular, the Company is continuing, although to a lesser degree, its media campaign which was launched during the fourth quarter of 1996.

    Distribution license fees. Distribution license fees were $11.9 million for 1996. There were no distribution license fees for 1994 or 1995. Distribution license fees included a one-time, non-cash charge of approximately $1.6 million during the first quarter of 1996 related to the issuance of the AOL Warrant in connection with a nonexclusive agreement entered into in March 1996, which will be amended to be exercisable into an equivalent number of shares of Series E-3 Convertible Preferred Stock. Distribution license fees also included a $10.0 million charge in the second quarter of 1996 relating to the Company's Premier Provider Agreements with Netscape, which expire in April 1997. In the future, it is anticipated that any such consideration will be expensed over the term of the distribution agreement. See Notes 12 and 13 of Notes to Consolidated Financial Statements. In March 1997, the Company entered into an agreement to continue the Premier Provider arrangement for the Excite brand, and entered a Marquee Provider agreement for the WebCrawler brand. Under the terms of these new agreements, the Company is committed to minimum payments of $8.25 million of which $5.75 million will be paid in cash ($5.25 million in 1997 and $500,000 in 1998) and $2.5 million will be applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of a specified number of advertising impressions. See "-Risk Factors that May Affect Future Results -- Dependence on Netscape and AOL."

    General and administrative. General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, allocation of overhead and fees for professional services. General and administrative expenses increased from $399,000, or 136% of total revenues for 1994, to $2.3 million, or 244% of total revenues for 1995, to $7.1 million, or 48% of total revenues for 1996. This dollar increase in general and administrative expenses was due to increased personnel, professional service fees, provision for doubtful accounts and relocation to new facilities to support the Company's growth. The Company anticipates that its general and administrative expenses will continue to increase significantly in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure, relocates to a new facility during the second quarter of 1997, negotiates and assimilates acquisitions of acquired technologies and businesses and incurs additional costs related to operating as a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

    Charge for purchased in-process technology. The Company recognized a charge of $3.5 million in the fourth quarter of 1996 for purchased in-process technology related to the Acquisition. The $331,000 charge for purchased in-process technology related to the acquisition of City.Net in November 1995. There were no charges for purchased in-process technology for 1994.

    Other merger and acquisition related costs, including amortization of goodwill and other purchased intangibles. Other merger and acquisition related costs, including amortization of goodwill and other purchased intangibles, totaled $3.1 million in 1996. The charge included approximately $2.2 million related to the merger with McKinley, which consisted primarily of legal and other professional consulting fees, personnel severance and outplacement expenses and expenses related to the termination of contracts and discontinuation of duplicate operations and facilities in the third quarter of 1996, and approximately $769,000 related to the amortization of goodwill and other intangible assets in 1996 resulting from the Acquisition and the acquisition of City.Net and other intangible assets. There were no other significant merger and acquisition related costs for 1994 and 1995.

    Interest income (expense) and other. Interest income increased from $5,000 for 1995 to $1.4 million for 1996. This increase reflects larger amounts of interest being earned on higher average investment balances, due primarily to cash received from the Company's Series D Preferred Stock financing and initial public offering in the first half of 1996. Interest expense increased from $50,000 for 1995 to $409,000 for 1996. This increase was due primarily to increased expenses associated with capital lease obligations and, to a lesser extent, interest paid on bank borrowings. Interest income and interest expense were immaterial for 1994.

   Income Taxes

    At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $37.9 million and $37.7 million, respectively. The federal net operating loss carryforwards will expire beginning in 2009 through 2011, if not utilized. The state net loss operating carryforwards will expire at various dates beginning in 1999 through 2001. An ownership change, as defined in the Tax Reform Act of 1986, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company. See Note 9 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth a summary of the Company's unaudited quarterly results for the eight quarters in the period ended December 31, 1996, together with the percentage of total revenues represented by such results. This information has been derived from unaudited consolidated financial statements of the Company that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The Company believes that quarterly operating results for 1995 are not comparable to those for 1996 as the nature of the Company's business changed significantly from 1995 with the launch of the Company's services in October 1995. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. See "-Risk Factors that May Affect Future Results -- Potential Fluctuations in Quarterly Results; Unpredictability of Future Revenues."

                                                                      QUARTER ENDED
                                     ------------------------------------------------------------------------------
                                     MAR. 31,  JUNE 30, SEPT. 30,  DEC. 31,  MAR. 31,  JUNE 30, SEPT. 30,  DEC. 31,
                                       1995      1995     1995       1995      1996      1996      1996      1996
                                     -------   -------   -------   -------   -------   -------   -------   -------
                                                                (In thousands; unaudited)
 Total revenues...................   $    28   $   314   $    37   $   574   $ 1,374   $ 2,816   $ 4,049   $  6,518
 Cost of revenues.................        20       104        19        85       389       427     1,165      2,168
                                     -------   -------   -------   -------   -------   -------   -------   --------
 Gross profit.....................         8       210        18       489       985     2,389     2,884      4,350
                                     -------   -------   -------   -------   -------   -------   -------   --------
 Operating expenses:
   Product development............       258       403       785     1,364     1,376     2,109     2,038      2,507
   Sales and marketing............        31       193       460       964     2,489     3,203     6,304      9,107
   Distribution license fees......        --        --        --        --     1,625    10,000       253         --
   General and administrative.....       158       386       495     1,287     1,141     2,782     1,753      1,405
   Charge for purchased in-process
       technology.................        --        --        --       331        --        --        --      3,500
   Other merger and acquisition
       related costs including
       amortization of goodwill
       and other purchased
       intangibles................        --        --        --        --        --        73     2,292        769
                                     -------   -------   -------   -------   -------   -------   -------   --------
        Total operating expenses..       447       982     1,740     3,946     6,631    18,167    12,640     17,288
                                     -------   -------   -------   -------   -------   -------   -------   --------
 Operating loss...................      (439)     (772)   (1,722)   (3,457)   (5,646)  (15,778)   (9,756)   (12,938)
                                     -------   -------   -------   -------   -------   --------  -------   --------
 Net loss.........................   $  (442)  $  (769)  $(1,739)  $(3,485)  $(5,644) $(15,408)  $(9,354)  $(12,711)
                                     =======   =======   =======   =======   =======   ========  =======   ========

 AS A PERCENTAGE OF TOTAL REVENUES:
 Total revenues...................       100 %     100 %     100 %     100 %     100 %     100 %     100 %      100 %
 Cost of revenues.................        71        33        51        15        28        15        29         33
                                     -------   -------   -------   -------   -------   -------   -------   --------
 Gross profit.....................        29        67        49        85        72        85        71         67
                                     -------   -------   -------   -------   -------   -------   -------   --------
 Operating expenses:
   Product development............       921       129     2,122       237       100        75        50         38
   Sales and marketing............       111        61     1,243       168       181       114       156        140
   Distribution license fees......        --        --        --        --       119       355         6         --
   General and administrative.....       564       123     1,338       224        83        99        43         21
   Charge for purchased in-process
       technology.................        --        --        --        58        --        --        --         54
   Other merger and acquisition
       related costs including
       amortization of goodwill
       and other purchased
       intangibles................        --        --        --        --        --         2        57         12
                                     -------   -------   -------   -------   -------   -------   -------   --------
        Total operating expenses..     1,596       313     4,703       687       483       645       312        265
                                     -------   -------   -------   -------   -------   -------   -------   --------
 Operating loss...................    (1,567)     (246)   (4,654)     (602)     (411)     (560)     (241)      (198)
                                     -------   -------   -------   -------   -------   -------   -------   --------
 Net loss.........................    (1,579)%    (245)%  (4,700)%    (607)%    (411)%    (547)%    (231)%     (195)%
                                     =======   =======   =======   =======   =======   =======   =======   ========

    With the exception of the third quarter of 1995, the Company's total revenues have increased in each of the eight quarters ending December 31, 1996. The decline in revenues in the third quarter of 1995 was due primarily to a reduction in contract revenue, which was not a significant source of revenues in 1996. Gross margins for 1995 are not comparable to gross margins for 1996 as the nature of the Company's revenues changed significantly in 1996 with the launch of the Company's services in October 1995. Gross margins have generally declined during 1996, due primarily to the growth in infrastructure associated with the acquisition of McKinley and the amortization of purchased in-process technology arising from the Acquisition and the expansion of operations to support an expanded Excite Network.

    During the fourth quarter of 1996, the Company entered into an agreement, which closed in March 1997, to acquire the WebCrawler Assets from AOL in exchange for 1,250,000 and 700,000 shares of the Company's Series E-1 and E-2 Convertible Preferred Stock, respectively, and recorded the Acquisition as of December 1, 1996. In addition, as part of the transaction contemplated by the Acquisition Agreement relating to the Acquisition and distribution agreement with AOL, AOL will have the right, for a 90 day period following the closing of the Acquisition, to have 680,330 shares of Common Stock currently owned by AOL canceled and an equivalent number of shares of Series E-4 Convertible Preferred Stock issued to it, and the AOL Warrant, which previously was exercisable into 650,000 shares of Common Stock at an exercise price of $8.00 per share will be amended to become exercisable into 650,000 shares of Series E-3 Convertible Preferred Stock at the same exercise price per share. As a result of the Acquisition, during the fourth quarter of 1996, the Company expensed $3.5 million for purchased in-process technology and recorded amortization of other purchased intangibles of $769,000. See Note 3 of Notes to Consolidated Financial Statements. During the second quarter of 1996, the Company entered into two distribution license agreements with Netscape for total consideration of $10.0 million ($6.5 million of which had been paid in cash or services as of December 31, 1996), which was expensed during the second quarter of 1996. In the future, it is anticipated that any such consideration will be expensed over the term of the agreement. See Notes 12 and 13 of Notes to Consolidated Financial Statements. Operating expenses other than distribution license fees and other merger and acquisition related costs including amortization of goodwill and other purchased intangibles generally increased during 1996. The increase in such other operating expenses during 1996 is due to: increased personnel costs to support the growth in headcount across all operating departments; recording of the merger with McKinley in the third quarter of 1996 and of the Acquisition in the fourth quarter of 1996, which resulted in additional product development and general and administrative expenses; and the creation and launch of the Excite brand advertising and promotion campaign, which resulted in additional sales and marketing expenses of approximately $5.0 million in the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Company had $20.8 million in unrestricted cash, cash equivalents and short-term investments. Prior to its initial public offering, the Company financed its operations and met its capital expenditure requirements primarily from proceeds of the private sale of equity and debt securities totaling approximately $18.2 million. In April 1996, the Company completed its initial public offering of Common Stock. The Company sold 2,300,000 shares of its Common Stock for net proceeds of approximately $35.4 million, net of underwriting discounts and other offering costs. During the third quarter of 1996, the Company completed its merger with McKinley, resulting in a significant increase in headcount and overhead, as well as the assumption and payment of additional liabilities. The Company maintains its cash and cash equivalents in short-term and medium-term investment-grade interest-bearing securities until required for other purposes.

    In connection with the merger with McKinley, the Company assumed McKinley's obligations pursuant to a commitment letter with a bank. Pursuant to this commitment, McKinley has a revolving line of credit and note of up to $1.1 million which bear interest at the bank's prime rate plus 1%. Outstanding amounts under this commitment are due March 31, 1997. As of December 31, 1996, $1.1 million was outstanding under these commitments, which are secured by substantially all of McKinley's assets and are guaranteed by the Company. In March 1997, the Company entered into a new revolving line of credit for $6.0 million which will replace the McKinley line of credit. This new line of credit will mature in one year, bear interest at rates ranging from the bank's prime rate to prime plus .25%, and will be collateralized by a security interest in all assets of the Company. See Notes 4 and 13 of Notes to Consolidated Financial Statements.

    The Company's operating activities used cash of $4.7 million and $26.1 million in 1995 and 1996, respectively. The increased use of cash in 1996 was primarily attributable to increased operating expenses and increases in accounts receivable and prepaid expenses, reduced in part by increases in accrued distribution license fees, accounts payable and other accrued liabilities. Although the Company expensed $10.0 million in distribution license fees during the second quarter of 1996 for its obligations under its Premier Provider Agreements with Netscape, $2.3 million of this liability remained on the Company's balance sheet as accrued distribution license fees at December 31, 1996. The Company expects that this amount, together with approximately $5.0 million in accounts payable related to the Company's advertising campaigning launched during the fourth quarter of 1996, will be paid during the first quarter of 1997, which payments, together with operating losses for such period, will significantly reduce the Company's cash balances during such period.

    Investing activities used cash of $1.3 million and $19.4 million in 1995 and 1996, respectively, primarily for net purchases of short-term investments and property and equipment. Financing activities generated cash of $6.7 million and $48.7 million in 1995 and 1996, respectively, due to the issuance of Preferred Stock and Common Stock and promissory notes and proceeds from the exercise of warrants and options.

    The Company's principal commitments at December 31, 1996 consisted of obligations under operating and capital leases comprising $15.7 million and $7.1 million, respectively. In addition, in March 1997 the Company entered into agreements resulting in a $5.75 million minimum cash guarantee to Netscape for the Premier and Marquee Provider agreements for the Excite and WebCrawler brands. See Note 13 of Notes to Consolidated Financial Statements.

    Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. The Company expects that its capital expenditures will increase as its employee base grows. As of December 31, 1996, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures of approximately $7.5 million for 1997, a portion of which may be financed by the sale of equity securities and a portion of which may be financed through equipment leases and bank borrowings.

     The Company has incurred operating losses to date and incurred a net loss of approximately $43.1 million for the year ended December 31, 1996. The Company believes that additional funding will be needed to finance expected operations in the year ending December 31, 1997. On March 3, 1997 the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission for the proposed sale of up to 2,300,000 shares of the Company's Common Stock. This registration statement is not yet effective, and there can be no assurance that the proposed offering to be made thereby will be consummated. If such additional funding is not available, or if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources through at least December 31, 1997.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.


POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; UNPREDICTABILITY OF FUTURE REVENUES

    As a result of the Company's extremely limited operating history, the Company has no meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future advertising revenues and to a large extent are fixed. There can be no assurance that the Company will be able to accurately predict the levels of future advertising revenues, particularly in light of the intense competition for the sale of Web-based advertisements and the uncertainty as to the viability of the Web as an advertising medium, and the failure to do so would have a materially adverse effect on the Company's business, results of operations and financial condition. In addition, the Company derives substantially all of its revenues from the sale of advertising pursuant to short-term advertising contracts. As a result, quarterly sales and operating results are entirely dependent on advertising revenues received within the quarter, which are difficult to forecast, and are also dependent on the Company's ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. The cancellation or deferral of a small number of existing advertising contracts or the failure to obtain new advertising contracts in any quarter could materially and adversely affect the Company's business, results of operations and financial condition for such quarter. Furthermore, the Company derives advertising revenue based on the amount of traffic, or page views, on the Excite Network. Accordingly, any significant shortfall of traffic on the Excite Network in relation to the Company's expectations or the expectations of existing or potential advertisers, would have an immediate material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's short-term advertising contracts require the Company to guarantee a minimum number of impressions. In the event that these minimum impressions are not met, the Company could be required to refund a portion of the fees from such advertisers. If the Company fails to meet this guaranteed number of impressions, the ability of the Company to sell advertising to new or existing advertisers could be adversely affected. See "-- Reliance on Advertising Revenues."

    The Company's operating results have varied on a quarterly basis during its limited operating history and the Company expects to experience significant fluctuations in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside the Company's control, including, without limitation, specific economic conditions relating to the Internet and the Web, usage of the Web, demand for advertising on the Excite Network as well as demand for Web-based advertising in general, changes in advertising rates as a result of competition or otherwise, seasonal trends in advertising sales, the advertising budgeting cycles of advertisers, incurrence of charges in connection with the Company's distribution relationships with Netscape, AOL and other Internet service providers ("ISPs") and online service providers ("OSPs") or other third parties, demand for the Company's services, incurrence of costs relating to acquisitions of businesses or technologies, introduction or enhancement of services by the Company and its competitors, market acceptance of new services, delays in the introduction of services or enhancements by the Company or its competitors, changes in the Company's pricing policies or those of its competitors, mix of types of advertisements sold, such as the amount of targeted advertising sold as a percentage of total advertising sold, capacity constraints and dependencies on computer infrastructure and general economic conditions. In order to promote and maintain awareness of the Company's brands, the Company has in the past and may in the future significantly increase its advertising and/or promotion budgets for a particular quarter which could materially and adversely affect the Company's business, results of operations and financial condition for such period. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain other pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be materially and adversely affected. See "-- Volatility of Stock Price."

DEPENDENCE ON NETSCAPE AND AOL

    The Company entered into agreements with Netscape in April 1996 pursuant to which the Company's Excite and McKinley brands were each one of the five "Premier Providers" on Netscape's "Net Search" page for a one year period in exchange for which the Company was required to make payments totaling $10.0 million in cash and advertising services over the term of the agreements. See
Note 12 of Notes to Consolidated Financial Statements. In March 1997, new agreements were entered into which commence in May 1997 whereby the Excite brand will be one of four "Premier Providers" and the Company's WebCrawler brand will be one of several "Marquee Providers" of search and navigation services accessible from Netscape's "Net Search" page. Under the terms of these new agreements, the Company is committed to make minimum payments of $8.25 million of which $5.75 million will be paid in cash ($5.25 million in 1997 and $500,000 in 1998) and $2.5 million will be applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of a specified number of advertising impressions. See Note 13 of Notes to Consolidated Financial Statements. The Company believes that it has been, and will continue to be, substantially dependent on its relationship with Netscape for a significant percentage of its user traffic.

     The Company has also entered into a five-year distribution agreement with AOL pursuant to which a co-branded version of the Excite search and directory services are designated as the exclusive Web search and retrieval service for AOL for at least a two year period. Pursuant to this agreement, the Company and AOL will share advertising revenues attributable to the co-branded version of the Excite services hosted on AOL. After the expiration of this initial two year exclusivity period, the parties can extend the exclusive arrangement only by mutual agreement. If the exclusivity period does not extend beyond the initial two year term, the Excite services would become the "default" search and directory services on AOL, however, AOL could enter into a strategic relationship with a competitor of the Company or offer its own competing services. In such an event, the amount of traffic on the Excite Network could be materially and adversely affected. In addition, if the Company fails to satisfy certain technical, product feature and editorial criteria during the term of the agreement, if the Company and AOL fail to renew this agreement upon the expiration of the five year term or, if any renewal is on materially worse terms than the initial agreement with AOL, there could be a material adverse effect on the Company's business, results of operations and financial condition. In addition, any decline in the number of AOL subscribers could adversely affect the amount of traffic on the Excite Network. See "-- Acquisition Strategy; Integration of Past and Future Acquisitions," below and "Business -- Strategic Alliances."

RELIANCE ON ADVERTISING REVENUES

    There is a lack of proven business models for companies like Excite which rely substantially upon the sale of advertisements on the Web. The Company's current business model, which evolves as the Web develops, is based on deriving substantially all of its revenues from selling advertising space on its network as consumers utilize the Company's services for their Web search and retrieval needs. A majority of the Company's advertising customers purchase advertisements on a short-term basis. There can be no assurance that current advertisers will continue or increase the level of, or that potential new advertisers will purchase, advertisements on the Excite Network. The Company's ability to generate significant advertising revenues will depend, among other things, on advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers and the ability of the Company to develop and update effective advertising delivery and measurement systems. The Company believes that establishing and maintaining the Excite and WebCrawler brands is a critical aspect of developing a large user base and that the importance of brand recognition as competition increases. In addition, there is intense competition in the sale of advertising on the Web, resulting in a wide range of rates quoted and a variety of pricing models offered by different vendors for a variety of advertising services which makes it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models will be adopted by the industry or advertisers. For example, advertising rates based on the number of "click throughs" from the Company's network to the advertiser's pages, instead of rates based solely on the number of impressions, would materially adversely affect the Company's revenues. Moreover, "filter" software programs that limit or remove advertising from a Web user's desktop are available. Widespread adoption of such software by users could have a material adverse effect upon the viability of advertising on the Web. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues, and a failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Developing Market; Validation of the Web as an Effective Advertising Medium," "-- Intense Competition," "-- Technological Change; Dependence on New and Enhanced Services; Risk of Delays," and "Business -- Advertising and Sales."

ACQUISITION STRATEGY; INTEGRATION OF PAST AND FUTURE ACQUISITIONS

    The Company has in the past and may, in the future, acquire businesses, technologies, services, product lines, content databases, or access to content databases that are complementary to the Company's business. In August 1996, the Company completed the acquisition of McKinley and in November 1996, the Company entered into an agreement with AOL to acquire the WebCrawler Assets which closed effective on March 27, 1997.

    Although the Company believes that its previous acquisitions were in the best interests of the Company and its shareholders, acquisitions involve a number of special risks. For example, the assimilation of McKinley's and the Company's operations required, among other things, the integration of service offerings, coordination of the research and development and sales and marketing efforts of the two companies, the assumption by the Company of approximately $10.0 million in liabilities, the addition of approximately 50 personnel and the distraction of the Company's management from the day-to-day business of the Company. The Company could face similar integration issues with respect to the Acquisition. There can also be no assurance that a given acquisition, if consummated, would not have a material adverse effect on the Company's business, results of operations and financial condition.

DEVELOPING MARKET; VALIDATION OF THE WEB AS AN EFFECTIVE ADVERTISING MEDIUM

    The market for the Company's services has recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Web or who seek to derive significant revenues from the sale of advertisements on the Web. As a result, the Company's mix of services and advertising packages may undergo substantial changes as the Company reacts to competitive and other developments in the overall Web market. The Company is highly dependent upon the increased use of the Web for information, publication, distribution and commerce. In particular, the Web is an unproven medium for advertising supported services. Accordingly, the Company's future operating results will depend substantially upon the increased use of the Web for information, publication, distribution and commerce and the emergence of the Web as an effective advertising medium. Many of the Company's advertisers have only limited experience with the Web as an advertising medium, have not yet devoted a significant portion of their advertising expenditures to Web-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. For instance, advertisers of consumer products have not yet engaged in significant advertising on the Web and may not do so in the future. No standards have been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support the Web as an effective advertising medium. Moreover, critical issues concerning the commercial use of the Web (including security, reliability, cost, ease of use, access, quality of service and acceptance of advertising) remain unresolved and may impact the growth of Web use or the placement of advertisements on the Web. If widespread commercial use of the Web does not develop, or if the Web does not develop as an effective advertising medium, the Company's business, results of operations and financial condition will be materially and adversely affected. See "-- Reliance on Advertising Revenues," "-- Risk of Capacity Constraints; Dependence on Computer Infrastructure" and "-- Dependence on the Web Infrastructure."

INTENSE COMPETITION

    The market for Web advertising and Web search and retrieval services is intensely competitive. The Company believes that the principal competitive factors in these markets are name recognition, amount of user traffic, pricing, performance, ease of use and functionality. The Company's primary competitors are Web search and retrieval companies such as Infoseek Corporation, Lycos, Inc., and Yahoo!, Inc. and specific search and retrieval services and products offered by other companies, including Digital Equipment Corporation's Alta Vista, HotWired Venture's and Inktomi's HotBot, and OpenText. The Company also competes indirectly with Web content broadcasting services, such as The PointCast Network's PointCast, and with services from other database vendors, such as Lexis/Nexis, Dialog and other companies that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from ISPs, OSPs, Web site operators, providers of Web browser software (such as Netscape or Microsoft) and other Internet services and products that incorporate search and retrieval features into their offerings, whether through internal development or by acquisition of one or more of the Company's direct competitors.

    In addition, the Company also competes with ISPs, OSPs, Web browsers and other Web content providers for the sale of advertisements. The Company believes that the number of companies relying on fees from Web-based advertising has increased substantially during the past year. Accordingly, the Company may face increased pricing pressure for the sale of advertisements on its network, which would have a material adverse effect on the Company's business, results of operations and financial condition.

    Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases and databases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. Further, there can be no assurance that the Company's competitors will not develop Web search and retrieval services that are equal or superior to those of the Company or that achieve greater market acceptance than the Company's offerings in the area of name recognition, performance, ease of use and functionality. There can also be no assurance that ISPs, OSPs, Web browsers and other Web content providers will not be perceived by advertisers as having more desirable Web sites for placement of advertisements. In addition, a number of the Company's current advertising customers and strategic partners also have established collaborative relationships with certain of the Company's competitors and a number of the Company's competitors have established collaborative relationships with ISPs, OSPs and other Web content providers. Accordingly, there can be no assurance that the Company will be able to retain a customer base of advertisers, maintain or increase traffic on its network, that competitors will not experience greater growth in traffic than the Company as a result of such relationships, which could have the effect of making their Web sites more attractive to advertisers or that strategic partners will not sever or will elect to renew their agreements with the Company. There can also be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

    The Web, in general, and the Company, specifically, also must compete with traditional advertising media such as print, radio and television for a share of advertisers' total advertising budgets. To the extent that the Web is not an effective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to the Web. See "-- Reliance on Advertising Revenues," "-- Developing Market; Validation of the Web as an Effective Advertising Medium" and "Business -- Competition."

TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW AND ENHANCED SERVICES; RISK OF DELAYS

    The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. These market characteristics are exacerbated by the emerging nature of the Web and the apparent need of companies from a multitude of industries to offer Web-based products and services. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, its ability to adapt its services to evolving industry standards and its ability to continually improve the performance, features and reliability of its network in response to both evolving demands of the marketplace and competitive service and product offerings. The failure of the Company to adapt to such changes and evolution would have a materially adverse effect on the Company's business, results of operations and financial condition.

    Because the attractiveness of the Excite Network to advertisers is based substantially upon the amount of traffic on the Excite Network, broad acceptance of the Excite Network by consumers is critical to the Company's future success. The Company's business model contemplates offering a variety of Web-related services. Some of these services have been recently introduced, including its Excite Live!, Excite NewsTracker, ExciteSeeing Tours and Excite Reference services. Failure of the Company to successfully design, develop, test, introduce and market such new services or the failure of the Company's recently introduced services to achieve market acceptance could result in reduced traffic on the Excite Network. Furthermore, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of these services, or that its new services and enhancements will adequately meet the requirements of the marketplace and achieve any degree of significant market acceptance. Furthermore, existing services or new releases by the Company, whether improved versions of existing services or introductions of new services, may contain undetected errors that require significant design modifications, resulting in a loss of consumer confidence and consumer support. Delays in the commencement of or errors contained in new services and enhancements may result in customer dissatisfaction and delay or loss of advertising revenue. If the Company is unable, for technological or other reasons, to develop and introduce new services or enhancements in a timely manner in accordance with its business model or in response to changing market conditions or consumer requirements, or if the recently introduced services or enhancements contain errors or do not achieve a significant degree of market acceptance, the Company's business, results of operations and financial condition would be materially and adversely affected.

MANAGEMENT OF GROWTH

    The rapid execution necessary for the Company to successfully offer services and implement its business plan requires an effective planning and management process. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of February 1, 1997, the Company had grown to 191 employees from 38 employees at March 1, 1996. As a result of the acquisition of McKinley by the Company in August 1996, the Company added approximately 50 employees. The Company expects that the number of its employees will significantly increase over the next 12 months. In addition, the Company has recently hired, and expects to continue to hire, a number of new executive officers. The Company's financial and management controls, reporting systems and procedures are also very limited. Although the Company has implemented controls, systems and procedures, it has limited experience with such controls, systems and procedures. The Company still must improve its financial and management controls, reporting systems and procedures and expand, train and manage its work force. Further, the Company is required to manage multiple relationships with various customers, strategic partners and other third parties. These requirements will be exacerbated in the event of further growth in the Company or in the number of its third-party relationships. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results will also depend on its ability to expand its sales and marketing organization and expand its support organization commensurate with the growth of its business and the Web. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially and adversely affected.

DEPENDENCE ON THIRD-PARTY RELATIONSHIPS

    The Company is currently and will be in the future significantly dependent on a number of third-party relationships to create traffic and provide content on the Excite Network, and to make it more attractive to advertisers and consumers. These relationships include arrangements relating to the positioning of the Excite Network on Web browsers such as those offered by Netscape and Microsoft and agreements with ISPs and OSPs such as AOL and Microsoft and also include arrangements for providing content for certain services offered by the Company. The Company is also generally dependent on other Web site operators that provide links to the Excite Network. Most of these arrangements do not require future minimum commitments to use the Company's services, to provide access or links to the Excite Network or to provide content to the Company, are not exclusive and are short-term or may be terminated at the convenience of the other party. Moreover, the Company does not have agreements with many Web site operators who provide links to the Excite Network, and such Web site operators may terminate such links at any time without notice to the Company. In addition, there can be no assurance that such third parties regard their relationship with the Company as important to their own respective businesses and operations, that they will not reassess their commitment to the Excite Network at any time in the future, or that they will not develop their own competitive services or products, either during their relationship with the Company or after their relationship with the Company expires. Further, there can be no assurance that the services of those companies that provide access or links to the Excite Network will achieve market acceptance or commercial success. Accordingly, there can be no assurance that the Company's existing relationships will result in sustained business partnerships, successful service offerings, or the generation of significant traffic on the Excite Network or significant revenues for the Company.

    The Company believes that certain of its third-party relationships are important to its ability to attract traffic and advertisers. The failure of one or more of the third-party relationships which the Company regards as strategic to achieve or maintain market acceptance or commercial success or the termination of one or more of such strategic relationships could significantly reduce traffic on the Excite Network, which would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the termination of, or the failure of the Company to renew, the Company's position on a Web browser or its relationship with an ISP or OSP would significantly reduce traffic on the Company's Web sites which would also have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Dependence on Netscape and AOL" and "Business -- Strategic Alliances."

RISK OF CAPACITY CONSTRAINTS; DEPENDENCE ON COMPUTER INFRASTRUCTURE

    The Company is dependent on its ability to generate a high volume of traffic to the Excite Network. Accordingly, the performance of the Excite Network is critical to the Company's reputation, its ability to attract advertisers and to achieve market acceptance of the network. Any system failure that causes interruptions in the availability or increases response time of the Company's services could reduce user satisfaction and traffic to the Excite Network and, if sustained or repeated, would reduce the attractiveness of the Excite Network to advertisers and consumers. An increase in the volume of searches conducted through the Excite Network could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures. In addition, as the amount of Web pages and traffic increases, there can be no assurance that the Excite Network will be able to scale proportionately. The Company is also dependent upon Web browsers, ISPs, OSPs and other Web site operators, which have experienced significant outages in the past, for access to its network, and consumers have experienced difficulties due to system failures unrelated to the Company's systems and services. Additional difficulties could also materially and adversely affect consumer and advertiser satisfaction. The Company is also dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment and services used to provide its services. In addition, in order to improve performance, the Company may have to make substantial investments to deploy one or more copies of its Web sites in order to mirror its online resources. To the extent that the capacity restraints described above are not effectively addressed by the Company, such constraints would have a material adverse effect on the Company's business, results of operations and financial condition.

    Substantially all of the Company's communications hardware and certain of its computer hardware operations are located at leased facilities in San Jose, Mountain View and Sausalito, California and the Company intends to relocate all of its hardware operations to Redwood City, California during the first half of 1997. All of these areas are susceptible to earthquakes. The Company has experienced system failures or outages from time to time in the past, which have disrupted the operation of the Excite Network. There can be no assurance that a system failure at these locations would not adversely affect the performance of the Excite Network. These systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The

Company does not presently have a disaster recovery plan. Although the Company carries property and business interruption insurance with low coverage limits, its coverage may not be adequate to compensate the Company for all losses that may occur. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of the Excite Network. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON THE WEB INFRASTRUCTURE

    The success of the Excite Network will depend in large part upon the development of a Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, or timely development of complementary products such as high speed modems, for providing reliable Web access and services. Because global commerce and online exchange of information on the Web and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Web will prove to be a viable commercial marketplace. The Web has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. In addition, the Web could lose its viability due to delays in the development or adoption of new standards and protocols (for example, the next-generation Internet Protocol) to handle increased levels of activity or due to increased governmental regulation. There can be no assurance that the infrastructure or complementary products or services necessary to make the Web a viable commercial marketplace will be developed, or, if they are developed, that the Web will become a viable commercial marketplace for services such as those offered by the Company. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed, or if the Web does not become a viable commercial marketplace, the Company's business, results of operations and financial condition will be materially and adversely affected. Even if such infrastructure, standards or protocols or complementary products, services or facilities are developed and the Web becomes a viable commercial marketplace, there can be no assurance that the Company will not be required to incur substantial expenditures in order to adapt its services to changing Web technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Web. However, due to the increasing popularity and use of the Web, it is possible that a number of laws and regulations may be adopted with respect to the Web, covering issues such as user privacy, pricing, characteristics and quality of products and services. For example, the Company may be subject to the provisions of the recently enacted Communications Decency Act (the "CDA"). Although the constitutionality of the CDA, the manner in which the CDA will be interpreted and enforced and its effect on the Company's operations cannot be determined, it is possible that the CDA could expose the Company to substantial liability. The CDA could also dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium, and could, thereby, have a material adverse effect on the Company's business, results of operations and financial condition. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Web. In addition, several telecommunications carriers are seeking to have telecommunications over the Web regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association ("ACTA") has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the Web has burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions are granted, or the relief sought therein is otherwise granted, the costs of communicating on the Web could increase substantially, potentially slowing the growth in use of the Web. The adoption of any additional laws or regulations may decrease the growth of the Web, which could in turn decrease the demand for the Excite Network and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, results of operations and financial condition. Moreover, the applicability to the Web of existing laws in various jurisdictions governing issues such as property ownership, libel and personal privacy is uncertain and will take years to resolve. Any such new legislation or regulation or application or interpretation of existing laws could have a material adverse effect on the Company's business, results of operations and financial condition.

    Due to the global nature of the Web, it is possible that, although transmissions of the Excite Network originate in the State of California, the governments of other states and foreign countries might attempt to regulate the Company's transmissions or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such law or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition.

LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB

    Because materials may be downloaded through the services offered by the Company and be subsequently distributed to others, there is a potential that claims may be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. Such types of claims have been brought, and sometimes successfully pressed, against OSPs and ISPs in the past. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type, or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition.

VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock is highly volatile and is subject to wide fluctuations (for example, during the four months ended February 28, 1997, the high and low closing prices of the Common Stock were $21.13 and $5.50, respectively) in response to quarterly variations in operating results, announcements of technological innovations or new services by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If brought, such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "Market for Registrant's Common Equity and Related Shareholder Matters."

--------------------------------------------------------------------------------
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

ANNUAL FINANCIAL STATEMENTS:  See Part IV, Item 14 of this Form 10-K.

SELECTED QUARTERLY DATA: The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Results of Operations" appearing elsewhere in this Form 10-K. During fiscal 1996, Excite acquired McKinley in a transaction accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of Excite and McKinley. During the fourth quarter of fiscal 1996 the Company entered into an agreement, which closed effective on March 27, 1997, to acquire the WebCrawler Assets from AOL in exchange for 1,950,000 shares of Convertible Preferred Stock. As a result of this acquisition, during the fourth quarter of 1996, the Company expensed $3.5 million for in-process technology, as well as recording amortization of other purchased intangibles. See Note 3 of Notes to Consolidated Financial Statements for a further discussion of this acquisition and related costs. During the second quarter of 1996, the Company entered into two distribution license agreements with Netscape for total consideration of $10.0 million which was expensed during the second quarter of 1996. In the future, it is anticipated that any such consideration will be expensed over the term of the agreement. See Notes 12 and 13 of Notes to Consolidated Financial Statements.

                                                                  Quarter Ended
                               ------------------------------------------------------------------------------------
                                Mar. 31,  June 30,  Sep. 30,  Dec. 31,    Mar. 31,  June 30,   Sep. 30,  Dec. 31,
                                 1995      1995       1995     1995        1996       1996      1996       1996
                                 ----      ----       ----     ----        ----       ----      ----       ----
                                                (In thousands, except per share data; unaudited)
Total revenues...............   $    28   $   314   $    37   $   574     $ 1,374   $  2,816   $ 4,049   $  6,518
Gross profit.................         8       210        18       489         985      2,389     2,884      4,350
Distribution license fees....        --        --        --        --       1,625     10,000       253         --
Merger and acquisition
   costs, including charge
   for purchased technology
   and amortization of               --        --        --       331          --         73     2,292      4,269
   intangibles...............
Total operating expenses.....       447       982     1,740     3,946       6,631     18,167    12,640     17,288

Net loss.....................   $  (442)  $  (769)  $(1,739)  $(3,485)    $(5,644)  $(15,408)  $(9,354)  $(12,711)

Net loss per share...........   $ (0.04)  $ (0.07)  $ (0.16)  $ (0.31)    $ (0.50)  $  (1.29)  $ (0.78)  $  (1.06)

--------------------------------------------------------------------------------
ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

DIRECTORS

     Information concerning the Company's directors may be found in the section captioned "Proposal No. 1 Election of Directors" appearing in the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in June 1997. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers of the Company:

NAME                        AGE      POSITION
----------------------      ---      ----------------------------------------------------------
George Bell                  40      President, Chief Executive Officer and Director
Brett T. Bullington          43      Executive Vice President
Robert C. Hood               55      Executive Vice President, Chief Administrative Officer
                                     and Chief Financial Officer
Cary H. Masatsugu            40      Vice President, Development
Richard B. Redding           41      Vice President, Finance and Administration and Secretary
Jed L. Simmons               36      Senior Vice President and Managing Director, Excite
                                     International
Graham F. Spencer            25      Chief Technology Officer
William B. White, Jr.        39      Senior Vice President, Marketing
Joseph R. Kraus, IV          25      Senior Vice President and Director

----------

    Mr. Bell has been President, Chief Executive Officer and a director of the Company since January 1996. From December 1995 until January 1996, he was a consultant to the Company. From May 1991 to December 1995, Mr. Bell was employed by The Times Mirror Company, a publishing and cable television company, most recently as President -- The Skiing Company for Times Mirror Magazines and previously as President -- The Outdoor Company and Vice President, Multimedia for Times Mirror Magazines. Prior to joining The Times Mirror Company, Mr. Bell worked as an independent producer, writer and packager of television sports and documentary programming and as a staff producer and writer for the ABC television network. Mr. Bell has received four Emmy Awards. He received a B.A. in English from Harvard College.

    Mr. Bullington has been Executive Vice President of the Company since January 1997. From November 1995 to January 1997, he served as Senior Vice President, Marketing and Sales of the Company and, from August 1995 until November 1995, he was a consultant to the Company. From May 1995 to August 1995, Mr. Bullington worked as an independent marketing and sales consultant. From May 1994 to May 1995, Mr. Bullington served as Vice President of Marketing and Sales for Planning & Logic, Inc., a software company. From January 1992 to May 1994, he was employed by Taligent, Inc., a software company, as Director of Worldwide Channel Development. From 1986 to January 1992, Mr. Bullington was employed by Computer Associates, a software company, where he served most recently as Vice President, Sales and Marketing. He received a B.A. in Political Science from the University of California at Santa Barbara.

    Mr. Hood has been Executive Vice President, Chief Administrative Officer and Chief Financial Officer of the Company since December 1996. From November 1996 to December 1996, he was a consultant to the Company. From July 1995 to February 1996, Mr. Hood served as Chief Operating Officer of RockShox Inc., a mountain bike component manufacturer. From March 1992 to April 1995, he served as Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation, a transportation services company. From April 1991 to February 1992,

Mr. Hood served as Executive Vice President and Chief Financial Officer of Qume Corp., a computer peripherals company. He received a B.A. in Economics from Bates College and an M.B.A. from Dartmouth College.

    Mr. Masatsugu has been employed by the Company since April 1996, most recently as Vice President, Development. From February 1996 to April 1996, he was a consultant to the Company. From May 1995 to April 1996, Mr. Masatsugu was employed by Caere Corporation, a software company, most recently as Vice President, Engineering. From July 1994 to December 1994, he served as Vice President, Engineering for Calera Recognition, a software company. From February 1994 to July 1994, Mr. Masatsugu was employed by EO, Inc., a computer company, most recently as Vice President, Engineering. From 1988 to February 1994, he was employed by GO Corporation, a software company, most recently as Director of Product Marketing. Mr. Masatsugu received a B.S. in Electrical Engineering from Stanford University.

    Mr. Redding has been Vice President, Finance and Administration since January 1997 and Secretary of the Company since February 1996. From February 1996 to January 1997, Mr. Redding served as Director of Finance and Acting Chief Financial Officer of the Company, and from October 1995 until February 1996, he was a consultant to the Company. From July 1994 to January 1996, Mr. Redding was employed by Vivus, Inc., a medical technology company, as Controller and Manager, Financial Planning & Analysis. From November 1993 to July 1994, he worked as an independent consultant. From 1990 to November 1993, Mr. Redding was employed by Scios Nova Inc., a biotechnology company, most recently as Treasurer. He received a B.A. in Biology from the University of California at Santa Cruz and an M.B.A. from the University of Santa Clara.

    Mr. Simmons has been Senior Vice President and Managing Director, Excite International of the Company since January 1997. From November 1996 to January 1997, he was a consultant to the Company. From January 1992 to December 1996, Mr. Simmons was employed by Hanna-Barbera Cartoons, Inc., an entertainment company, most recently as Executive Vice President, International. Mr. Simmons has a B.A. in Public Policy from Duke University and an M.B.A. from Dartmouth College.

    Mr. Spencer has been Chief Technology Officer of the Company since June 1994. From June 1994 to January 1997, he also served as Vice President, Technology of the Company, and from June 1994 to March 1996, he was also a director of the Company. Prior to joining the Company, Mr. Spencer was a student at Stanford University and worked as an engineer for Apple Computer during June 1992 to September 1992 and June 1993 to September 1993. Mr. Spencer was also employed, on a part-time basis, as an engineer at Stanford University from 1989 to 1994. He received a B.S. and an M.S. in Computer Science from Stanford University.

    Mr. White has been Senior Vice President, Marketing of the Company since September 1996 and has been employed by the Company since September 1996. From June 1993 to September 1996, Mr. White was employed by Sega Entertainment, Inc., a computer games company, most recently as Senior Vice President and General Manager. From 1987 to March 1993, Mr. White served as Director of Marketing and Corporate Communications for Nintendo of America, a computer games company. He received a B.S. in Business Administration from the University of Southern California and an M.B.A. from Loyola Marymount University.

    Mr. Kraus has been Senior Vice President of the Company since January 1997 and a director of the Company since June 1994. He served as Senior Vice President, Business Development of the Company from January 1996 to January 1997 and, from June 1994 to January 1996, served as President of the Company. Prior to joining the Company, Mr. Kraus was a student at Stanford University. He received a B.A. in Political Science from Stanford University.

    Executive officers are chosen by, and serve at the discretion of, the Board of Directors. There are no family relationships among any of the executive officers of the Company.

--------------------------------------------------------------------------------
ITEM 11: EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

Information required by this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in June 1997. Such information is incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

Information required by this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in June 1997. Such information is incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

Information required by this Item may be found in the section captioned "Executive Compensation - Certain Transactions" appearing in the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in June 1997. Such information is incorporated herein by reference.

--------------------------------------------------------------------------------
PART IV
ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

Upon written request, the Company will provide, without charge, a copy of the Company's annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for the Company's most recent fiscal year. All requests should be sent to:

Excite, Inc.
Investor Relations
1091 N. Shoreline Boulevard
Mountain View, CA 94043
(415) 943-1200

                                                                                                          Page
(a)   The following documents are filed as part of this report:                                          Number
                                                                                                         ------
     1.  Consolidated Financial Statements:
         Report of Ernst & Young LLP, Independent Auditors..............................................   41
         Consolidated Balance Sheets as of December 31, 1995 and 1996...................................   42
         Consolidated Statements of Operations for the years ended December 31, 1994, 1995
              and 1996..................................................................................   43
         Consolidated Statements of Shareholders' Equity (Net Capital Deficiency) for the years
              ended December 31, 1994, 1995 and 1996....................................................   44
         Consolidated Statements of Cash Flows for the years ended December 31, 1994,
              1995 and 1996.............................................................................   45
         Notes to Consolidated Financial Statements.....................................................   46

     2.  Financial Statement Schedules.
         All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3.  Exhibits.
         The following exhibits are files as part of, or incorporated by reference into, this Form 10-K:

Exhibit
Number   Exhibit Title
------   -----------------------------------------------------------------------

2.01 - Agreement and Plan of Reorganization dated as of August 7, 1996 by and among the Registrant, Excite Acquisition Corporation, The McKinley Group, Inc., Isabel Maxwell, Christine Maxwell, David Hayden, Roger Malina and Daniel Lynch. (1)
2.02 - Agreement of Merger dated as of August 30, 1996 by and between Excite Acquisition Corporation and the McKinley Group, Inc. (1)
3.01   - Registrant's Amended and Restated Articles of Incorporation. (2)
3.02   - Registrant's Bylaws, as amended. (3)
4.01   - Form of Specimen Certificate for Registrant's Common Stock. (4)
4.02   - Restated and Amended Investors' Rights Agreement. (4)
4.03 - Amendment to Restated and Amended Investors' Rights Agreement dated as of August 1, 1996. (9)
4.04 - Amendment to Restated and Amended Investors' Rights Agreement dated as of November 25, 1996.
4.05 - Registration Rights Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and AOL Ventures, Inc. (9)

 4.06 - Voting Agreement dated as of November 25, 1996 by and among the Registrant and certain shareholders.
 4.07 - Letter Agreement dated as of November 25, 1996 by and among certain shareholders of Excite, Inc.
 9.01 - Voting Trust Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc., AOL Ventures, Inc. and Richard Redding. (9)
*10.01 - Registrant's 1995 Equity Incentive Plan. (3)
*10.02 - Registrant's 1996 Equity Incentive Plan, as amended. (9)
*10.03 - Registrant's 1996 Directors Stock Option Plan. (3)
*10.04 - Registrant's 1996 Employee Stock Purchase Plan. (3)
*10.05 - Registrant's 401(k) Plan. (9)
 10.06 - Form of Indemnity Agreement entered into by Registrant with each of its directors. (3)
 10.07 - Bridge Line of Credit Agreement, dated as of February 23, 1996, among the Registrant and Kleiner Perkins Caufield & Byers VII, KPCB VII Founders Fund, KPCB Information Sciences Zaibatsu Fund II, Institutional Venture Partners VI, Institutional Venture Management VI and IVP Founders Fund I, L.P., and Form of Convertible Promissory Note and Form of Promissory Note, as amended. (3)
*10.08 - Promissory Note, dated as of February 27, 1996, issued by
         Graham F. Spencer to the Registrant. (3)
*10.09 - Secured Full Recourse Promissory Note, dated as of March 15,
         1996, issued by Brett T. Bullington to the Registrant. (9)
*10.10 - Stock Pledge Agreement dated as of March 15, 1996 by and between the Registrant and Brett T. Bullington. (9)
*10.11 - Offer Letter dated January 25, 1996, as amended, to Richard B.
         Redding. (3)
*10.12 - Offer Letter dated November 30, 1995, as amended, to Brett T.
         Bullington. (3)
*10.13 - Offer Letter dated March 6, 1996, to Cary H. Masatsugu. (3)
*10.14 - Offer Letter dated January 16, 1996, as amended, to George
         Bell. (3)
*10.15 - Offer Letter dated as of November 15, 1996, to Robert C. Hood.
         (9)
*10.16 - Offer Letter dated as of September 23, 1996 to William White
         Jr. (9)
*10.17 - Offer Letter dated as of November 21, 1996, to Jed Simmons. (9)
*10.18 - Consulting Agreement dated as of November 19, 1996 by and between the Registrant and Robert C. Hood. (9)
*10.19 - Consulting Agreement dated as of November 22, 1996 by and between the Registrant and Jed Simmons. (9)
 10.20 - Office Lease, dated as of January 22, 1996, by and between the Registrant and McCandless Land and Cattle Company. (3)
 10.21 - Series D Preferred Stock Purchase Agreement dated as of March 8, 1996 by and among the Registrant and various investors. (5)
 10.22 - Warrant to purchase 650,000 shares of Common Stock dated March 8,
         1996 issued to AOL Ventures, Inc. (5)
#10.23 - Net Search Program -- Premier Provider Agreement dated as of
         March 28, 1996 between the Registrant and Netscape Communications Corporation. (6)
 10.24 - Office Lease, dated as of August 9, 1996, by and between the Registrant and Martin/Campus Associated, L.P. (7)
 10.25 - Acquisition Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and Global Network Navigator, Inc. (9)

 10.26 - Net Search Program - Premier Provider Agreement dated as of March 27, 1996, and as amended March 27, 1996 and January 21, 1997, between The McKinley Group, Inc. and Netscape Communications Corporation. (8)
 11.01 - Statement of earnings per share. (9)
 21.01 - List of Subsidiaries. (9)
 23.01 - Consent of Ernst & Young LLP, Independent Auditors.
 24.01 - Power of Attorney (see signature page.)
 27.01 - Financial Data Schedule (EDGAR version only.)

----------

    *    Indicates a management contract or compensatory plan or arrangement.

    # Confidential treatment was ordered or has been requested with respect to certain portions of these agreements. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

    (1) Previously filed with the Commission on September 12, 1996, as an exhibit to the Registrant's Form 8-K (File No. 0-28064) regarding the acquisition of The McKinley Group, Inc.

    (2) Previously filed with the Commission on July 4, 1996, as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-07625).

    (3) Previously filed with the Commission on March 11, 1996, as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA)

    (4) Previously filed with the Commission on March 29, 1996, as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA)

    (5) Previously filed with the Commission on April 3, 1996, as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA)

    (6) Previously filed with the Commission on April 3, 1996, as an exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA)

    (7) Previously filed with the Commission on November 8, 1996, as an exhibit to the Registrant's Form 10-Q SB (File No. 0-28064) for the period ended September 30, 1996.

    (8) Previously filed with the Commission on February 28, 1997, as an exhibit to the Registrant's Form 10-Q SB/A (File No. 0-28064).

    (9) Previously filed with the Commission on March 3, 1997, as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-22669)

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

(c)  Exhibits: See item 14(a)3 above.

(d)  Financial Statement Schedules: See Item 14(a)2 above.

--------------------------------------------------------------------------------
EXCITE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
Report of Ernst & Young LLP, Independent Auditors..................................................      41

Consolidated Balance Sheets as of December 31, 1995 and 1996.......................................      42

Consolidated Statements of Operations for the years ended December 31, 1994, 1995

    and 1996.......................................................................................      43

Consolidated Statements of Shareholders' Equity (Net Capital Deficiency) for the years
    ended December 31, 1994, 1995 and 1996.........................................................      44

Consolidated Statements of Cash Flows for the years ended December 31, 1994,

    1995 and 1996..................................................................................      45

Notes to Consolidated Financial Statements.........................................................      46

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Excite, Inc.

    We have audited the accompanying consolidated balance sheets of Excite, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. In August 1996, the Company merged with the McKinley Group, Inc. in a transaction that was accounted for as a pooling of interests. We did not audit the financial statements of The McKinley Group, Inc. for the years ended December 31, 1994 or 1995 , which statements reflect total assets constituting approximately 54% of the related consolidated financial statement totals at December 31, 1995, and net losses constituting approximately 92% and 49% of the consolidated financial statement totals for the years ended December 31, 1994 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for The McKinley Group, Inc. is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excite, Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, after giving retroactive effect to the business combination with The McKinley Group, Inc. as described in the notes to the consolidated financial statements, in conformity with generally accepted accounting principles.


                                            ERNST & YOUNG LLP

Palo Alto, California
January 29, 1997

                                  EXCITE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                      ---------------------------
                                                                                         1995             1996
                                                                                      -----------     -----------
                                                                                            (In thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents...................................................       $       760     $     3,971
   Short-term investments......................................................               358          16,863
   Restricted investments......................................................               452           1,496
   Accounts receivable, net....................................................               338           3,340
   Prepaid expenses and other current assets...................................               207           1,070
                                                                                      -----------     -----------
       Total current assets....................................................             2,115          26,740
Property and equipment, net....................................................             1,450           8,194
Intangible assets..............................................................               190          11,841
Other assets...................................................................                46             923
                                                                                      -----------     -----------
                                                                                      $     3,801     $    47,698
                                                                                      ===========     ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
   Notes payable, current portion..............................................       $       899     $     1,200
   Accounts payable............................................................             1,111           6,699
   Accrued compensation........................................................               428             861
   Accrued distribution license fees...........................................                --           2,300
   Capital lease obligations, current portion..................................               213           2,325
   Deferred revenues...........................................................               105           1,784
   Other accrued liabilities...................................................               237           3,447
                                                                                      -----------     -----------
       Total current liabilities...............................................             2,993          18,616
                                                                                      -----------     -----------
Notes payable..................................................................               587              --
Capital lease obligations......................................................               408           3,985
Commitments and contingencies
Redeemable convertible preferred stock, no par value; issuable in series: 4,000 shares authorized at December 31, 1995 (none at December 31, 1996), 1,890 shares issued and outstanding at December 31, 1995 (none at December
   31, 1996)...................................................................             3,847              --
Shareholders' equity (net capital deficiency):
   Convertible preferred stock issuable, no par value
     Authorized -- 4,000 shares issuable in series
     Issuable at December 31, 1996 -- 1,950 shares; aggregate liquidation
     preference of $1,445......................................................                --          15,816
   Common stock, no par value
     Authorized -- 25,000 shares
     Issued and outstanding -- 2,448 and 12,108 shares at December 31, 1995
     and 1996, respectively....................................................             3,530          59,999
   Deferred compensation.......................................................              (631)           (388)
   Unrealized gain (loss) on available-for-sale investments....................               152            (128)
   Accumulated deficit.........................................................            (7,085)        (50,202)
                                                                                      -----------     -----------
          Total shareholders' equity (net capital deficiency)..................            (4,034)         25,097
                                                                                      -----------     -----------
                                                                                      $     3,801     $    47,698
                                                                                      ===========     ===========

          See accompanying notes to consolidated financial statements.

                                  EXCITE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                        1994             1995            1996
                                                                     -----------      -----------     -----------
                                                                      (In thousands, except per share data)
Revenues:
   Advertising revenues........................................      $        57      $       145     $    14,030
   Contract and other revenues.................................              236              808             727
                                                                     -----------      -----------     -----------
       Total revenues..........................................              293              953          14,757
Cost of revenues:
   Cost of advertising revenues................................               --               65           3,296
   Cost of contract and other revenues.........................               88              163             667
   Amortization of purchased technology........................               --               --             186
                                                                     -----------      -----------     -----------
        Total cost of revenues..................................              88              228           4,149
                                                                     -----------      -----------     -----------
Gross profit...................................................              205              725          10,608
Operating expenses:
   Product development.........................................              415            2,810           8,030
   Sales and marketing.........................................               37            1,648          21,103
   Distribution license fees...................................               --               --          11,878
   General and administrative..................................              399            2,326           7,081
   Charge for purchased in-process technology..................               --              331           3,500
   Other merger and acquisition related costs, including
     amortization of goodwill and other purchased intangibles..               --               --           3,134
                                                                     -----------      -----------     -----------
        Total operating expenses................................             851            7,115          54,726
                                                                     -----------      -----------     -----------
Operating loss.................................................             (646)          (6,390)        (44,118)
Interest income................................................               --                5           1,410
Interest expense and other.....................................               (4)             (50)           (409)
                                                                     -----------      -----------     -----------
Net loss.......................................................      $      (650)     $    (6,435)    $   (43,117)
                                                                     ===========      ===========     ===========
Net loss per share.............................................      $     (0.06)      $    (0.58)     $    (3.65)
                                                                     ===========      ===========     ===========
 Shares used in computing net loss per share....................          10,576           11,070          11,818
                                                                     ===========      ===========     ===========

          See accompanying notes to consolidated financial statements.

                                  EXCITE, INC.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)


                                                                                                                     TOTAL
                                                                                        UNREALIZED               SHAREHOLDERS'
                                  PREFERRED STOCK       COMMON STOCK                    GAIN/(LOSS)                 EQUITY
                                  ----------------    -----------------     DEFERRED        ON      ACCUMULATED  (NET CAPITAL
                                  SHARES    AMOUNT    SHARES     AMOUNT   COMPENSATION  INVESTMENTS   DEFICIT     DEFICIENCY)
                                  ------    ------    ------     ------   ------------  -----------   -------     -----------
                                                                         (In thousands)
Balance at December 31, 1993..        --   $    --        35     $    1      $   --       $   --     $     --     $       1
   Issuance of common stock
     for cash.................        --        --       899        100          --           --           --           100
   Issuance of common stock
     for services.............                  --       356          7          --           --           --             7
   Net loss...................        --        --        --         --          --           --         (650)         (650)
                                  ------   -------    ------     ------      ------       ------     --------     ---------
Balance at December 31, 1994..        --        --     1,290        108          --           --         (650)         (542)
   Issuance of common stock
     for cash.................        --        --     1,024      1,921          --           --           --         1,921
   Exercise of stock options..        --        --         1          6          --           --           --             6
   Issuance of common stock
     for equity securities....        --        --        33        300          --           --           --           300
   Issuance of common stock
     for services.............        --        --         8        196          --           --           --           196
   Note payable conversion....        --        --        22        275          --           --           --           275
   Issuance of common stock
     and warrant in connection
     with asset purchase
     agreement................        --        --        70         84          --           --           --            84
   Deferred compensation
     related to stock options,
     net of amortization......        --        --        --        640        (631)          --           --             9
   Unrealized gain on
     available-for-sale
     investments..............        --        --        --         --          --          152           --           152
   Net loss...................        --        --        --         --          --           --       (6,435)       (6,435)
                                  ------   -------    ------     ------      ------       ------     --------     ---------
Balance at December 31, 1995..        --        --     2,448      3,530        (631)         152       (7,085)       (4,034)
   Issuance of common stock
     for cash.................        --        --       283      1,412          --           --           --         1,412
   Notes payable conversions..        --        --        87        400          --           --           --           400
   Issuance of warrant in
     connection with
     distribution agreement...        --        --        --      1,625          --           --           --         1,625
   Issuance of shares, note
     payable conversion and
     exercise of outstanding
     warrants in connection
     with the Company's IPO, net
     of issuance costs of
     $3,682.....................      --        --     3,651     36,418          --           --           --        36,418
   Conversion of redeemable
     preferred stock in
     connection with the
     Company's IPO............        --        --     5,324     16,129          --           --           --        16,129
   Exercise of stock options..        --        --       300        375          --           --           --           375
   Amortization of deferred
     compensation, net of
     cancellations............        --        --        --          7         243           --           --           250
   Issuance of common and
     preferred stock
     issuable in
     connection with asset
     purchase agreements......     1,950    15,816        15        103          --           --           --        15,919
   Unrealized loss on
     available-for-sale
     investments..............        --        --        --         --          --         (280)          --          (280)
   Net loss...................        --        --        --         --          --           --      (43,117)      (43,117)
                                  ------   -------    ------     ------      ------       ------     --------     ---------
Balance at December 31, 1996..     1,950   $15,816    12,108    $59,999      $ (388)      $ (128)    $(50,202)    $  25,097
                                  ======   =======    ======    =======      ======       ======     ========     =========

          See accompanying notes to consolidated financial statements.

                                  EXCITE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                         1994           1995            1996
                                                                       --------       ---------       ---------
                                                                                    (in thousands)
Cash flows from operating activities:
   Net loss ....................................................       $  (650)       $ (6,435)       $(43,117)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Amortization of deferred compensation ...................            --               9             243
       Issuance of warrants ....................................            --              --           1,625
       Equity securities issued for services ...................             7             196              --
       Depreciation ............................................            11             140           2,189
       Amortization of intangible assets .......................            --              19             954
       Charge for purchased in-process technology ..............            --             331           3,500
       Loss on disposal of property and equipment ..............            --              --              96
       Provision for loan impairment ...........................            --              --             629
       Changes in assets and liabilities:
         Accounts receivable ...................................            (3)           (335)         (2,957)
         Prepaid expenses and other current assets .............           (11)           (168)           (863)
         Other assets ..........................................           (23)            (36)           (873)
         Accounts payable ......................................           136           1,021           5,515
         Accrued compensation ..................................            44             384             425
         Accrued distribution license fees .....................            --              --           2,300
         Other accrued liabilities .............................           122             117           2,533
         Deferred revenues .....................................            --             105           1,679
                                                                       -------        --------        --------
           Net cash used in operating activities ...............          (367)         (4,652)        (26,122)
                                                                       -------        --------        --------
Cash flows from investing activities:
   Purchases of property and equipment .........................           (85)           (811)           (892)
   Purchases of investments ....................................            --            (358)        (49,765)
   Sales and maturities of investments .........................            --              --          31,936
   Notes and advances to Novo MediaGroup, Inc. .................            --              --            (629)
   Payment on asset purchase ...................................            --            (150)             --
                                                                       -------        --------        --------
           Net cash used in investing activities ...............           (85)         (1,319)        (19,350)
                                                                       -------        --------        --------
Cash flows from financing activities:
   Payments on capital lease obligations .......................            --             (69)         (1,875)
   Proceeds from notes payable .................................           344           1,277           3,490
   Payments on notes payable ...................................            --            (263)         (2,426)
   Proceeds from sale of redeemable convertible preferred stock             --           3,847          12,282
   Proceeds from sale of common stock and common stock warrants            100           1,927          37,212
                                                                       -------        --------        --------
           Net cash provided by financing activities ...........           444           6,719          48,683
                                                                       -------        --------        --------
Net increase in cash and cash equivalents ......................            (8)            748           3,211
   Cash and cash equivalents at beginning of period ............            20              12             760
                                                                       -------        --------        --------
   Cash and cash equivalents at end of period ..................       $    12        $    760        $  3,971
                                                                       =======        ========        ========
Non-cash financing activities:
   Conversion of redeemable convertible preferred stock to
     common stock ..............................................       $    --        $     --        $ 16,129
   Conversion of notes payable to common stock .................       $    --        $    275        $  1,400
   Fixed assets acquired under capital leases ..................       $    --        $    676        $  7,564
Supplemental cash flow disclosure:
   Cash paid for interest ......................................       $    --        $     17        $    379


          See accompanying notes to consolidated financial statements.

                                  EXCITE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company and Basis of Presentation

    Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, provides a gateway to the World Wide Web ("the Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers make sense of the Web, the Excite Network, including the Excite and WebCrawler brands, contains a suite of specialized information services which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and personalization capabilities. The Company's goal is to be the Web's leading branded media network with the largest consumer reach, thereby creating an efficient means of advertising on the Web. To this end, the Excite Network serves as a home base where consumers can gather, interact and return to during each Web experience. The Company derives a substantial portion of its revenues from selling advertising on its Web sites to customers in various industries.

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. On August 30, 1996, the Company acquired The McKinley Group, Inc. ("McKinley") in a merger transaction accounted for as a pooling of interests (see Note 3.) McKinley was incorporated in December 1993. All financial information has been restated to reflect the combined operations of the Company and McKinley. From December 7, 1993 (inception) through December 31, 1993, McKinley had no revenues and insignificant operating expenses which have been included in the consolidated results of operations for the year ended December 31, 1994.

    The Company has incurred operating losses to date and incurred a net loss of approximately $43.1 million for the year ended December 31, 1996. The Company believes that additional funding will be needed to finance expected operations in the year ending December 31, 1997. If such additional funding is not available, management believes that available resources will provide sufficient funding to enable the Company to meet its obligations through at least December 31, 1997. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources if such resources were not available.

    The Company currently derives a large percentage of its revenues from advertising through the "Net Search" buttons on the Netscape home page. Under the terms of the April 1996 agreements with Netscape (see Note 12,) this facility expires on March 31, 1997; however, in March 1997, Netscape agreed to extend the provisions of these agreements to April 30, 1997, and entered into new agreements covering the period from May 1, 1997 through April 30, 1998 (see
Note 13.)

   Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Reclassifications

    Certain previously reported amounts have been reclassified to conform to the current presentation format.

   Long-Lived Assets

    In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The adoption of SFAS 121 in fiscal 1996 had no impact on the Company's financial condition or operating results.

    The carrying value of goodwill and intangible assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

   Revenue Recognition

    Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. Advertising revenues are recognized ratably over the term of the contract. To the extent minimum guaranteed impression levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved.

    Revenues from the sale of certain advertising space are shared with third parties pursuant to the terms of certain agreements. To date, amounts allocable to third parties have not been significant. Contract and other revenues during the years ended December 31, 1994 and 1995 consisted primarily of contract revenues earned under agreements to modify the Company's Internet directory technology and fees for the licensing of Internet directory content and technology. Contract revenues are recognized as the work is performed using the percentage of completion method. License revenues are recognized at the time of delivery, provided that no significant obligations remain and collection of the resulting receivable is considered probable.

   Advertising

    Costs related to advertising are expensed as incurred. Advertising expense was insignificant for the year ended December 31, 1994 and was approximately $144,000 and $10.4 million for the years ended December 31, 1995 and 1996, respectively.

   Cash, Cash Equivalents, Short-Term Investments and Fair Value of Financial Instruments

    The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper and government securities, are classified as available-for-sale as of the balance sheet date. These securities are recorded at fair market value. Unrealized gains and losses on these investments are included in shareholders' equity. The cost of securities sold is based on specific identification. There were no material gross realized gains or losses from sales of securities in the periods presented. The fair value of investments is based on quoted market prices at December 31, 1996. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. All available-for-sale investments generally mature in one year or less.

                                                              GROSS UNREALIZED
                                             HISTORICAL      -------------------
                                                COST         GAIN           LOSS        FAIR VALUE
                                                ----         ----           ----        ----------
                                                                (In thousands)
Cash and cash equivalents:
   Cash ................................       $   758       $  --        $     --        $   758
   U.S. Government securities ..........         1,604          --              --          1,604
   Money market funds ..................         1,609          --              --          1,609
                                               -------       -----        --------        -------
                                               $ 3,971       $  --        $     --        $ 3,971
                                               =======       =====        ========        =======
Short-term investments:
   Commercial paper ....................       $ 3,882       $   3        $     --        $ 3,885
   U.S. Government securities ..........        12,203           5              --         12,208
   Corporate notes .....................           770          --              --            770
                                               -------       -----        --------        -------
                                               $16,855       $   8        $     --        $16,863
                                               =======       =====        ========        =======
Restricted investments:
   Restricted certificate of deposit ...       $ 1,332       $  --        $     --        $ 1,332
   Restricted investment in common stock           300          --            (136)           164
                                               -------       -----        --------        -------
                                               $ 1,632       $  --        $   (136)       $ 1,496
                                               =======       =====        ========        =======

    The restricted certificate of deposit is being held as collateral by a financial institution against a letter of credit for tenant improvements at the Company's new headquarters (see Note 5.)

    The restricted investment in common stock is being held as collateral by a financial institution against the Company's line of credit borrowings (see Note 4.)

   Property and Equipment

    Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (one to five years.) Equipment purchased under capital leases is amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property and equipment, at cost, consist of the following:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                               1995            1996
                                                             --------        --------
                                                                  (In thousands)
Purchased computer equipment and internal use software       $    901        $  1,968
Leased computer equipment and internal use software ..            673           7,891
Purchased furniture and fixtures .....................             13             370
Leased furniture and fixtures ........................              3             297
Leasehold improvements ...............................             16              60
                                                             --------        --------
                                                                1,606          10,586
Less accumulated depreciation and amortization .......           (156)         (2,392)
                                                             --------        --------
                                                             $  1,450        $  8,194
                                                             ========        ========

   Intangible Assets

    Intangible assets consist primarily of goodwill, developed technology, distribution rights, trademarks, bookmarks and trade names, and are being amortized generally over periods ranging from four months to three years. These purchased intangibles and goodwill relate to the acquisitions of certain assets from other companies.

                                                             DECEMBER 31,
                                        LIFE IN        -----------------------
                                         MONTHS          1995            1996
                                         ------        --------         ------
                                                            (In thousands)
Trademarks, trade names, goodwill
 and other............................  24 - 36        $    209        $   2,708
Developed technology..................     13                --            8,400
Operating agreement...................      4                --            1,200
Distribution agreement................     24                --              500
                                                       --------        ---------
                                                            209           12,808
Less accumulated amortization.........                      (19)            (967)
                                                       --------        ---------
                                                       $    190        $  11,841
                                                       ========        =========

   Concentration of Credit Risk

    The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral on accounts receivable. When required, the Company maintains allowances for credit losses and such losses have been within management's expectations. The Company's services are provided to customers in several industries, primarily in North America.

    Provisions for doubtful accounts were insignificant in 1995 and $670,000 for the year ended December 31, 1996. Accounts receivable are stated net of allowances for doubtful accounts of $425,000 at December 31, 1996 (none at December 31, 1995.)

    Two customers accounted for approximately 52% and 17% respectively, of total revenues in 1994. Two customers accounted for approximately 26% and 16% respectively, of total revenues in 1995. One customer accounted for approximately 12% of total revenues in 1996.

   Product Development Costs

    Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Therefore, all product development costs have been charged to operations as incurred.

   Per Share Amounts

    Net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period and excludes all common stock equivalents as they are anti-dilutive. However, pursuant to Securities and Exchange Commission Staff Accounting Bulletins, for the periods prior to the Company's initial public offering, such computations include all common and common equivalent shares issued within twelve months of the filing date as if they were outstanding for all periods presented. Common equivalent shares consist of the incremental common shares issued upon conversion of Redeemable Convertible Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method.)

2. INITIAL PUBLIC OFFERING

    In April 1996, the Company completed its initial public offering and issued 2,300,000 shares of its Common Stock at a price of $17.00 per share. The Company received approximately $35.4 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Redeemable Convertible Preferred Stock was automatically converted into two shares of Common Stock, outstanding warrants were exercised (on a net exercise basis) at an exercise price of $17.00 per share, resulting in the issuance of 1,191,176 shares of Common Stock, and $1.0 million principal amount of notes payable was converted into 160,000 shares of Common Stock.

3. MERGER AND ASSET PURCHASES

   Merger

    In August 1996, the Company acquired McKinley, a closely held private company and creator of the Magellan On-Line Guide. The transaction was effected through the issuance of approximately 850,000 shares of the Company's Common Stock and was accounted for as a pooling of interests. In connection with the transaction, the Company incurred approximately $2.2 million in merger related expenses, including $1.0 million for legal and other professional fees, $901,000 for personnel severance and outplacement expenses and $345,000 for termination of distribution contracts and discontinuation of duplicate operations and facilities. A total of approximately $524,000 was included in other accrued liabilities at December 31, 1996 for the remaining merger related liabilities.

    Separate results of the combined entities for the years ended December 31, 1994 and 1995, and for the eight month period ended August 30, 1996 (date of merger) are as follows:

                                                                      UNAUDITED
                                                                     EIGHT MONTHS
                                     YEARS ENDED DECEMBER 31,           ENDED
                                   ----------------------------       AUGUST 30,
                                      1994             1995              1996
                                   -----------      -----------      -----------
                                                  (In thousands)
Revenues:
   Excite......................    $        83      $       435      $     5,182
   McKinley....................            210              518            1,661
                                   -----------      -----------      -----------
                                   $       293      $       953      $     6,843
                                   ===========      ===========      ===========
Net loss:
   Excite......................    $       (51)     $    (3,257)     $   (13,793)
   McKinley....................           (599)          (3,178)         (12,306)
                                   -----------      -----------      -----------
                                   $      (650)     $    (6,435)     $   (26,099)
                                   ===========      ===========      ===========

     There were no significant inter-company transactions between the two companies and no significant conforming accounting adjustments.

   Asset Purchases

    In November 1995, the Company entered into an asset purchase agreement with City.Net Express ("City.Net"), a company which develops automated software systems for managing content and links over the Internet. Under the terms of the agreement, the Company purchased certain assets of City.Net in exchange for cash of $150,000, 70,000 shares of Common Stock, a promissory note of $300,000, and a warrant to purchase 45,000 shares of Common Stock at an exercise price of $3.33 per share for a total purchase consideration valued at $534,000. Of the purchase price, $203,000 was allocated to identified intangible assets and $331,000 was allocated to purchased in-process technology which was charged to operations at the time of the acquisition. The Company determined the amounts to be allocated to developed and in-process technology based on whether technological feasibility had been achieved and whether there was an alternative future use for the technology.

    In November 1996, the Company entered into a series of agreements with America Online, Inc.("AOL"), a provider of Internet online services, whereby a co-branded version of Excite became the exclusive Internet search and directory service for AOL. Under these agreements, Excite acquired AOL's WebCrawler search and directory technology (the "WebCrawler Assets"), for 1,950,000 shares of the Company's Series E-1 and E-2 Convertible Preferred Stock, that are issuable upon closing (see Notes 7 and 13.) In addition, as part of the transactions contemplated by these agreements, AOL will have the right, for a 90 day period following the closing, which was effective on March 27, 1997, to have 680,330 shares of common stock beneficially owned by AOL canceled and an equivalent number of shares of series E-4 Convertible Preferred Stock issued to it, and a warrant held by AOL (which previously was exercisable into 650,000 shares of common stock at an exercise price of $8.00 per share) will be amended to become exercisable into 650,000 shares of series E-3 Convertible Preferred Stock at the same exercise price per share. The acquisition was recorded as of December 1, 1996. Upon closing, AOL will pay to the Company a percentage of AOL's advertising revenues with respect to the sales of advertising derived from the WebCrawler Assets for the period between December 1, 1996 and the closing, less ordinary and customary reserves, and the Company will reimburse AOL for expenses relating to the WebCrawler Assets. Revenues recorded in the period ended December 31, 1996 were immaterial. Shareholders' equity at December 31, 1996 includes the 1,950,000 shares of Convertible Preferred Stock issuable to AOL.

    The series of agreements have been accounted for as the acquisition of rights to developed and in-process technologies and distribution rights. The intangible assets were recorded based on their independently appraised fair values as of December 1, 1996. Of the total purchase price, $3.5 million was allocated to purchased in-process technology and the remaining excess purchase price of approximately $12.6 million was allocated to trademarks, distribution rights, bookmarks, trade names, goodwill and other. The amount of the purchase price allocated to purchased in-process technology was charged to the Company's operations as of December 1, 1996.

    The Company determined the amounts to be allocated to developed and in-process technology based on whether technological feasibility had been achieved (as defined and utilized by the Company in assessing software capitalization) and whether there was any alternative future use for the technology. Other considerations included the time and cost to complete each project, expected income, and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. The Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the technology in different products, resale of the technology and internal usage.

4. BANK LINE OF CREDIT AND NOTES PAYABLE

    Bank borrowings and other notes payable are as follows:

                                                                          DECEMBER 31,
                                                                  ---------------------------
                                                                     1995             1996
                                                                  -----------     -----------
                                                                         (In thousands)
Bank line of credit..........................................     $       796     $     1,100
Note payable in connection with asset purchase (Note 3)......             300              --
Other notes payable..........................................             390             100
                                                                  -----------     -----------
                                                                        1,486           1,200
Less current portion.........................................            (899)         (1,200)
                                                                  -----------     -----------
                                                                  $       587     $        --
                                                                  ===========     ===========

   Bank Line of Credit

    The Company has a $1.0 million revolving line of credit with a bank available through March 31, 1997. Additionally, in May 1996, the Company received $100,000 from the same bank under a demand note. Borrowings at December 31, 1996 totaled $1.1 million and are secured by substantially all of McKinley's assets and are guaranteed by the Company. Interest on borrowings is payable monthly at the bank's prime rate (8.25% at December 31, 1996) plus 1%. At December 31, 1996, a short-term investment with a carrying amount of $164,000 was held by the bank as collateral for borrowings under the line of credit and is not available to the Company.

   Notes Payable

    In 1996, the Company repaid $150,000 of the note payable which arose in connection with an asset purchase, and converted the remaining $150,000 into 45,000 shares of Common Stock. Other notes payable represent amounts due to individuals with interest rates ranging from 6% to 11%. In 1996, the Company converted $250,000 of other notes payable into 41,604 shares of Common Stock.

5. COMMITMENTS

   Capital Leases

    In March 1996, the Company entered into a master equipment lease which provides for the purchase of up to $2.5 million of property and equipment under capital leases. At December 31, 1996, $132,000 was available under this lease line. In the second half of 1996, the Company entered into additional equipment leases, not included in the master lease line, totaling $4.8 million. These leases generally have terms of 30 to 36 months.

   Building Lease

    In August 1996, the Company entered into a lease for new corporate offices located in Redwood City, California. The Company anticipates that this lease, which has a ten year term, will commence during the second quarter of 1997 at which time the Company will move from its present offices in Mountain View, Sausalito and San Jose, California.

    Annual minimum commitments under these leases are as follows:

                                                                                      OPERATING         CAPITAL
                                                                                        LEASES           LEASES
                                                                                     ------------     -----------
YEARS ENDING DECEMBER 31,                                                                   (In thousands)
     1997...................................................................         $      1,257     $     2,812
     1998...................................................................                1,849           2,707
     1999...................................................................                1,586           1,576
     2000...................................................................                1,514              --
     2001...................................................................                1,514              --
     Thereafter.............................................................                7,948              --
                                                                                     ------------     -----------
Total minimum payments required.............................................         $     15,668     $     7,095
                                                                                     ============
Less amounts representing interest..........................................                                 (785)
                                                                                                      -----------
Present value of future lease payments......................................                                6,310
Less current portion........................................................                               (2,325)
                                                                                                      -----------
                                                                                                      $     3,985
                                                                                                      ===========

    Rent expense under operating leases was approximately $24,000, $152,000 and $722,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Each share of Redeemable Convertible Preferred Stock outstanding at December 31, 1995 automatically converted to two shares of Common Stock upon the closing of the Company's initial public offering in April, 1996.

7. SHAREHOLDERS' EQUITY

   Convertible Preferred Stock

    Information regarding Convertible Preferred Stock, including the amounts issuable under the acquisition of certain assets from AOL, consists of the following (no par value):

                                                                    SHARES
                                                                  ISSUABLE AT
                                                  SHARES          DECEMBER 31,    LIQUIDATION
                                                AUTHORIZED            1996        PREFERENCE
                                               ------------       -----------     -----------
                                                                 (In thousands)
Series E-1...............................             1,250             1,250     $     1,438
Series E-2...............................               700               700               7
Series E-3...............................               650                --              --
Series E-4...............................               680                --              --
                                               ------------       -----------     -----------
          Total Series E.................             3,280             1,950     $     1,445
                                                                  ===========     ===========
Undesignated.............................               720
                                               ------------
          Total authorized...............             4,000
                                               ============

    Holders of the Series E Convertible Preferred Stock will be entitled to non-cumulative dividends, as and if declared by the Board of Directors ("The Board"), on a pro rata basis with the common stock holders.

    The holders of Series E-1, E-2, E-3 and E-4 Convertible Preferred Stock will be entitled to liquidation preferences of $1.15, $0.01, $8.0 and $8.819 per share respectively, prior to and in preference to any payment or distribution to holders of Common Stock.

    Each holder of shares of Convertible Preferred Stock shall be entitled to a number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could convert and, so long as at least 1,640,165 shares of Series E Convertible Preferred Stock are outstanding, the Preferred Stock as a class shall be entitled to elect one director. Subject to adjustment, the Preferred Stock holders are entitled, upon conversion, to the same number of Common shares as represented by their Preferred Stock holdings. At the option of the holder, each share of Preferred Stock shall be convertible, at any time or from time to time, into shares of Common Stock.

   Common Stock

    At December 31, 1996, 1,780,020 shares of Common Stock issued by the Company were subject to stock repurchase agreements whereby the Company has the option to repurchase the unvested shares upon termination of employment for any reason, with or without cause, at the original price paid for the shares. Generally the stock vests 30% immediately with the remaining 70% vesting ratably over 48 months from the date of issuance. At December 31, 1996, 493,226 shares of Common Stock were subject to repurchase at the option of the Company at the original exercise price ranging from $0.00045 to $0.035.

   Warrants

    During 1995, the Company issued warrants to purchase 30,000 shares of Series A and 16,000 shares of Series B Redeemable Convertible Preferred Stock at exercise prices of $0.67 and $1.25 per share, respectively, in connection with an equipment lease agreement. These warrants converted into warrants to purchase Common Stock upon the Company's initial public offering in April 1996. In January 1997, the holder of these warrants elected to exercise the warrants and receive a lesser number of shares in exchange for a reduction in the exercise price resulting in the issuance of 43,466 shares of Common Stock.

    During 1995, the Company issued warrants to purchase 1,200,000 shares of Common Stock at an exercise price of $0.125 per share in connection with the sale of Series B Redeemable Convertible Preferred Stock. These warrants were exercised in April 1996 in connection with the Company's initial public offering.

    During 1995, the Company issued warrants to purchase 36,000 and 28,540 shares of Common Stock at exercise prices of $0.67 and $1.25 per share, respectively, in connection with an employment offer. These warrants were exercised in 1996.

    During 1995, the Company issued warrants to purchase 2,356 shares of Common Stock at an exercise price of $32.66 per share in connection with obtaining a working capital line of credit from a bank (see Note 4.) These warrants expire in September 2001.

    In February 1996, the Company issued warrants to purchase 7,095 shares of Common Stock at an exercise price of $101.27 per share in connection with a consulting services agreement. These warrants fully vest on January 31, 1997 and expire on January 31, 1999.

    In March 1996, the Company entered into an agreement with AOL whereby, in return for certain distribution rights, the Company issued a warrant to purchase 650,000 shares of Common Stock at an exercise price of $8.00 per share. The warrant expires in March 2001. The value of the warrant was established though an independent appraisal. A charge to operations of $1.6 million for the fair value of the warrant was recorded at the time of issuance. Upon the closing of the acquisition of the WebCrawler Assets, this warrant will be converted into a warrant to purchase an equivalent number of shares of Series E-3 Convertible Preferred Stock at the same exercise price per share.

   Stock Splits

    In July 1995, the Company completed a one-for-nine reverse stock split. In addition, in February 1996, the Company completed a two-for-one stock split. All of the share and per share data have been adjusted to reflect these stock splits.

8. EMPLOYEE BENEFIT PLANS

   Stock Option Plans

    During 1995, the Company adopted the 1995 Equity Incentive Plan (the "1995 Plan") under which incentive stock options or non-qualified stock options to purchase Common Stock may be granted to eligible participants. Under the 1995 Plan, options to purchase Common Stock may be granted at prices no less than 85% of the fair market value on the date of grant (110% of fair value in certain instances.) Options generally vest over a 48-month period. Options granted under the 1995 Plan before its termination in April 1996 remain outstanding in accordance with their terms, but no further options have been granted under the 1995 Plan after the date of its termination.

    Additionally, in February 1996 the Company's Board of Directors adopted, and in March 1996 the Company's shareholders approved, increases to the number of shares authorized for issuance under the 1995 Plan totaling 550,000 shares, the 1996 Equity Incentive Plan (the "1996 Plan") and 1996 Directors Stock Option Plan (the "Directors Plan") which authorized the issuance of 1,500,000 and 150,000 shares of Common Stock, respectively, upon exercise of stock options granted to eligible participants under the 1996 Plan and to directors under the Directors Plan. In November 1996 and January 1997, the Board approved amendments to the 1996 Plan, subject to shareholder approval, to increase the number of shares thereunder by 800,000 and 2,455,000 shares, respectively.

The 1996 Plan serves as the successor equity incentive program to the Company's 1995 Plan. The 1996 Plan provides for the grant of either incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) or non qualified stock options and stock bonuses and the issuance of restricted stock by the Company to eligible participants at a price no less than 85% of the fair value on the date of grant. Options generally vest over a 48 month period. No person is eligible to receive more than 500,000 shares in any calendar year pursuant to grants under the 1996 Plan, other than new employees of the Company who will be eligible to receive up to a maximum of 800,000 shares in the calendar year in which they commence employment with the Company. Shares that (i) are subject to issuance upon exercise of an option but cease to be subject to such stock option for any reason other than exercise of such stock option, (ii) are subject to an award granted under the 1996 Plan but are forfeited or are repurchased by the Company at the original issue price or (iii) are subject to an award that otherwise terminates without shares being issued will again be available for grant and issuance in connection with future awards under the 1996 Plan. The 1996 Plan will terminate in February 2006, unless terminated earlier in accordance with the provisions of the 1996 Plan.

    A summary of activity under the Plans is as follows:

                                           SHARES                OPTIONS OUTSTANDING
                                          AVAILABLE     -------------------------------------        WEIGHTED
                                             FOR        NUMBER OF                                     AVERAGE
                                            GRANT        SHARES            PRICE PER SHARE         EXERCISE PRICE
                                         ----------     ---------        --------------------      --------------
                                                                   (Shares in thousands)
Initial shares authorized..........           1,650            --                          --                --
  Options granted..................          (1,375)        1,375        $0.035 -    $ 34.612        $     0.31
  Options exercised................              --            (1)                   $  8.194        $     8.19
                                         ----------     ---------
Balance at December 31, 1995.......             275         1,374        $0.035 -    $ 34.612        $     0.31
  Additional shares authorized.....           3,000            --                          --                --
  Options granted..................          (2,836)        2,836        $2.500 -    $ 67.757        $     6.80
  Options exercised................              --          (300)       $0.035 -    $  5.750        $     0.33
  Options canceled.................             263          (263)       $0.035 -    $ 67.757        $    10.50
  Options expired..................            (528)           --                          --                --
                                         ----------     ---------
Balance at December 31, 1996.......             174         3,647        $0.035 -    $ 67.757        $     4.66
                                         ==========     =========

    At December 31, 1996, options totaling 758,703 shares have been granted under the 1996 Plan subject to shareholder approval.

   Deferred Compensation

    The Company has recorded deferred compensation expense of $640,000 for the difference between the exercise price and the deemed fair value of certain of the Company's Common Stock options granted in 1995. This amount is being amortized over the vesting period of the individual options, generally a 48-month period. Deferred compensation expense recognized in the years ended December 31, 1995 and 1996 totaled $9,000 and $243,000, respectively.

   Accounting for Stock-Based Compensation

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

    Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of approximately 5.7%, and 5.9%; dividend yields of 0%, volatility factors of the expected market price of the Company's Common Stock of 0.0, and 0.75; and a weighted-average expected life of the options of two years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                           YEARS ENDED DECEMBER 31,
                                        ------------------------------
                                            1995              1996
                                        ------------       -----------
                                          (In thousands, except per
                                                  share data)
 Net loss-- as reported .............   $     (6,435)       $  (43,117)
                                        ============        ==========
 Net loss-- pro forma ...............   $     (6,437)       $  (44,104)
                                        ============        ==========
 Net loss per share-- as reported....   $      (0.58)       $    (3.65)
                                        ============        ==========
 Net loss per share-- pro forma .....   $      (0.58)       $    (3.73)
                                        ============        ==========

    The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                -----------------------------------------------      -----------------------------
                                  NUMBER           WEIGHTED-
                                OUTSTANDING         AVERAGE           WEIGHTED-          NUMBER         WEIGHTED-
                                AT DEC. 31,        REMAINING          AVERAGE        EXERCISABLE AT     AVERAGE
        RANGE OF EXERCISE          1996           CONTRACTUAL         EXERCISE        DEC. 31, 1996     EXERCISE
             PRICES            (In thousands)        LIFE              PRICE         (In thousands)      PRICE
    ----------------------     --------------     ------------       ---------       --------------     ---------
    $   0.035 -  $   0.290           1,005          8.3  years       $    0.19                186       $    0.20
        2.500 -      2.500             236          9.1                   2.50                 18            2.50
        5.500 -      9.875           2,248          9.5                   6.26                 24            6.53
       11.190 -     17.125             155          9.3                  12.62                  4           12.00
       67.757 -     67.757               3          9.3                  67.67                 --             --
                                 ---------                                             ----------
                                     3,647                                                    232            1.22
                                 =========                                             ==========

Employee Stock Purchase Plan

    In February 1996 the Company's Board of Directors adopted, and in March 1996 the Company's shareholders approved, the 1996 Employee Stock Purchase Plan (the "ESPP") to provide employees of the Company with an opportunity to purchase Common Stock through payroll deductions. Under the ESPP, 150,000 shares of Common Stock have been reserved for issuance, subject to anti-dilution adjustments. The ESPP became effective in December 1996. The Board of Directors has the authority to determine the duration of offering periods, up to a maximum of 24 months. Eligible employees may participate in the ESPP by authorizing payroll deductions of an amount determined by the Board of Directors. The amount of authorized payroll deductions may not be less than 2% nor more than 10% of an employee's compensation, not to exceed $21,250 per year. Amounts withheld are applied at the end of every six-month accumulation period to purchase shares of Common Stock, but not more than the number of shares as the Board of Directors shall determine.

    Participants may withdraw their contributions at any time prior to fifteen days before the stock is purchased, and such contributions will be returned to the participants without interest. The purchase prices is equal to 85% of the lower of (i) the market price of the Company's Common Stock immediately before the beginning of the applicable period or (ii) the market price of the Company's Common Stock at the time of the purchase. As of December 31, 1996, no shares had been purchased under the ESPP.

Employee Benefit Plan

    The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 15%) of their pretax earnings up to the Internal Revenue Service's annual contribution limit. The Company is not required to contribute to the Savings Plan and has made no contributions since the inception of the Savings Plan.

9. INCOME TAXES

    As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $37.9 million and $37.7 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2009 through 2011. The state net operating loss carryforwards will expire at various dates beginning in 1999 through 2001.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the Company's deferred tax assets are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                    1995           1996
                                                  -------        --------
                                                      (In thousands)
Net operating loss carryforwards ..........       $ 2,200        $ 15,200
Research credits (expiring 2009-2011) .....           100             400
Non-deductible merger and acquisition costs            --           1,300
Purchased in-process technology ...........           140           1,400
Other .....................................           120             900
                                                  -------        --------
     Total deferred tax assets ............         2,560          19,200
Valuation allowance for deferred tax assets        (2,560)        (19,200)
                                                  -------        --------
     Net deferred tax assets ..............       $    --        $     --
                                                  =======        ========

    Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.5 million and $16.6 million during the years ended December 31, 1995 and 1996, respectively.

    Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

10. NOVO MEDIAGROUP, INC. NOTE RECEIVABLE

    During 1996, the Company advanced amounts under notes and advances receivable to Novo MediaGroup, Inc. ("Novo") in the amount of $629,000, of which $330,000 was evidenced by an 8% promissory note convertible into shares of Novo common stock. Based on management's assessment of the financial uncertainty with regard to Novo's ability to repay the outstanding amounts, an impairment reserve of $629,000 was provided in the quarter ended June 30, 1996.

11. LITIGATION

    On November 18, 1996, Kristine Paaso and Laura Lindsey filed a complaint in the California Superior Court, Santa Clara County, against the Company and certain of its founders alleging breach of an alleged oral agreement, breach of fiduciary duty and fraud. The plaintiffs allege that they participated in the creation of the Company's business plan and were entitled to participate as officers and shareholders of the Company. The complaint seeks an unspecified amount of damages, including punitive damages. The Company has filed a demurrer to this complaint and intends to defend this action vigorously. Although it is too early to ascertain the possible outcome of this litigation, an unfavorable outcome could have an adverse effect on the Company's business, results of operations and financial condition.

    The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect the financial position, results of operations or liquidity of the Company. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on the Company's results of operations as a result of defense costs, diversion of management resources, and other factors.

12. SIGNIFICANT AGREEMENTS

    In April 1996, the Company (including McKinley) entered into two agreements with Netscape Communications Corporation ("Netscape") under which the Company and McKinley were each designated as one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape home page. These agreements provide that the "Premier Provider" status will be established for one year from April 1, 1996, in exchange for which the Company will make payments totaling $10.0 million over the course of the year. Management considered that there was significant uncertainty regarding the recoverability of the amount from future operations; therefore, the $10.0 million total consideration was expensed as distribution license fee costs during the quarter ended June 30, 1996 (see Note 13.)

    In May 1996, the Company entered into advertising agreements with Netscape to deliver a guaranteed number of Netscape advertising impressions through the Company's services. As consideration for such advertising services, Netscape agreed to reduce the $10.0 million Premier Provider obligation by $3.0 million, contingent upon delivery of a specified number of advertising impressions, which was reclassified to deferred revenue to be recognized over the term of the agreement (one year) based upon delivery of a specified number of advertising impressions. As of December 31, 1996, approximately $1.8 million in revenue has been recognized as a result of these agreements.

13. EVENTS SUBSEQUENT TO DATE OF AUDITOR'S REPORT

    On February 25, 1997, the Board of Directors authorized management of the Company to file a registration statement with the Securities and Exchange Commission permitting the Company to sell shares of its Common Stock to the public.

    In March 1997, Netscape agreed to extend the provisions of the agreements discussed in Note 12 to April 30, 1997. In March 1997, the Company also entered into an agreement to continue the Premier Provider arrangement for the Excite brand, and entered a Marquee Provider agreement for the WebCrawler brand covering the period from May 1, 1997 through April 30, 1998. Under the terms of these new agreements, the Company is committed to make minimum payments of $8.25 million in exchange for a guaranteed number of impressions. Of the $8.25 million, $5.75 million will be paid in cash ($5.25 million in 1997 and $500,000 in 1998) and $2.5 million will be applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of a specified number of advertising impressions. To the extent that the number of impressions provided by Netscape under the Premier Provider and Marquee Provider agreements exceed the minimum guarantees, the Company will be subject to additional fees based on the actual number of impressions delivered above the minimum.

    Effective on March 27, 1997, the Company issued to AOL a total of 1,950,000 shares of the Company's Series E-1 and E-2 Convertible Preferred Stock in connection with the closing of the asset purchase agreement relating to the WebCrawler Assets.

    In March 1997, the Company entered into a revolving line of credit for $6.0 million which will replace the existing line of credit (see Note 4.) This line of credit will mature in one year, bear interest at rates ranging from the bank's prime rate to prime plus .25%, and will be collateralized by a security interest in all assets of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EXCITE, INC.

Date:  March 28, 1997               By:           /s/ ROBERT C. HOOD
                                       -----------------------------------------
                                                    ROBERT C. HOOD
                                             Executive Vice President, Chief
                                               Administrative Officer and
                                                 Chief Financial Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints George Bell and Robert C. Hood, and each of them, his or her true and lawful attorneys-in-fact, with full power of substitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

NAME                             TITLE                                        DATE
-----------------------          ----------------------------------           ---------------
PRINCIPAL EXECUTIVE OFFICER:

/s/ GEORGE BELL                  President, Chief Executive Officer           March 28, 1997
-----------------------          and Director
    George Bell

PRINCIPAL FINANCIAL AND PRINCIPLE ACCOUNTING OFFICER:


/s/ ROBERT C. HOOD               Executive Vice President, Chief              March 28, 1997
-----------------------          Administrative Officer and Chief
    Robert C. Hood               Financial Officer

ADDITIONAL DIRECTORS:

/s/ JOSEPH R. KRAUS              Acting General Manager and                   March 28, 1997
-----------------------          Director
    Joseph R. Kraus

 /s/ VINOD KHOSLA                Director                                     March 28, 1997
-----------------------
     Vinod Khosla

 /s/ DONN DAVIS                  Director                                     March 28, 1997
-----------------------
     Donn Davis

 /s/ GEOFFREY Y. YANG            Director                                     March 28, 1997
-----------------------
     Geoffrey Y. Yang

 /s/ STEPHEN M. CASE             Director                                     March 28, 1997
-----------------------
     Stephen M. Case

Exhibit
Number   Exhibit Title
------   -----------------------------------------------------------------------

2.01 - Agreement and Plan of Reorganization dated as of August 7, 1996 by and among the Registrant, Excite Acquisition Corporation, The McKinley Group, Inc., Isabel Maxwell, Christine Maxwell, David Hayden, Roger Malina and Daniel Lynch. (1)
2.02 - Agreement of Merger dated as of August 30, 1996 by and between Excite Acquisition Corporation and the McKinley Group, Inc. (1)
3.01   - Registrant's Amended and Restated Articles of Incorporation. (2)
3.02   - Registrant's Bylaws, as amended. (3)
4.01   - Form of Specimen Certificate for Registrant's Common Stock. (4)
4.02   - Restated and Amended Investors' Rights Agreement. (4)
4.03 - Amendment to Restated and Amended Investors' Rights Agreement dated as of August 1, 1996. (9)
4.04 - Amendment to Restated and Amended Investors' Rights Agreement dated as of November 25, 1996.
4.05 - Registration Rights Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and AOL Ventures, Inc. (9)

 4.06 - Voting Agreement dated as of November 25, 1996 by and among the Registrant and certain shareholders.
 4.07 - Letter Agreement dated as of November 25, 1996 by and among certain shareholders of Excite, Inc.
 9.01 - Voting Trust Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc., AOL Ventures, Inc. and Richard Redding. (9)
*10.01 - Registrant's 1995 Equity Incentive Plan. (3)
*10.02 - Registrant's 1996 Equity Incentive Plan, as amended. (9)
*10.03 - Registrant's 1996 Directors Stock Option Plan. (3)
*10.04 - Registrant's 1996 Employee Stock Purchase Plan. (3)
*10.05 - Registrant's 401(k) Plan. (9)
 10.06 - Form of Indemnity Agreement entered into by Registrant with each of its directors. (3)
 10.07 - Bridge Line of Credit Agreement, dated as of February 23, 1996, among the Registrant and Kleiner Perkins Caufield & Byers VII, KPCB VII Founders Fund, KPCB Information Sciences Zaibatsu Fund II, Institutional Venture Partners VI, Institutional Venture Management VI and IVP Founders Fund I, L.P., and Form of Convertible Promissory Note and Form of Promissory Note, as amended. (3)
*10.08 - Promissory Note, dated as of February 27, 1996, issued by
         Graham F. Spencer to the Registrant. (3)
*10.09 - Secured Full Recourse Promissory Note, dated as of March 15,
         1996, issued by Brett T. Bullington to the Registrant. (9)
*10.10 - Stock Pledge Agreement dated as of March 15, 1996 by and between the Registrant and Brett T. Bullington. (9)
*10.11 - Offer Letter dated January 25, 1996, as amended, to Richard B.
         Redding. (3)
*10.12 - Offer Letter dated November 30, 1995, as amended, to Brett T.
         Bullington. (3)
*10.13 - Offer Letter dated March 6, 1996, to Cary H. Masatsugu. (3)
*10.14 - Offer Letter dated January 16, 1996, as amended, to George
         Bell. (3)
*10.15 - Offer Letter dated as of November 15, 1996, to Robert C. Hood.
         (9)
*10.16 - Offer Letter dated as of September 23, 1996 to William White
         Jr. (9)
*10.17 - Offer Letter dated as of November 21, 1996, to Jed Simmons. (9)
*10.18 - Consulting Agreement dated as of November 19, 1996 by and between the Registrant and Robert C. Hood. (9)
*10.19 - Consulting Agreement dated as of November 22, 1996 by and between the Registrant and Jed Simmons. (9)
 10.20 - Office Lease, dated as of January 22, 1996, by and between the Registrant and McCandless Land and Cattle Company. (3)
 10.21 - Series D Preferred Stock Purchase Agreement dated as of March 8, 1996 by and among the Registrant and various investors. (5)
 10.22 - Warrant to purchase 650,000 shares of Common Stock dated March 8,
         1996 issued to AOL Ventures, Inc. (5)
#10.23 - Net Search Program -- Premier Provider Agreement dated as of
         March 28, 1996 between the Registrant and Netscape Communications Corporation. (6)
 10.24 - Office Lease, dated as of August 9, 1996, by and between the Registrant and Martin/Campus Associated, L.P. (7)
 10.25 - Acquisition Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and Global Network Navigator, Inc. (9)

 10.26 - Net Search Program - Premier Provider Agreement dated as of March 27, 1996, and as amended March 27, 1996 and January 21, 1997, between The McKinley Group, Inc. and Netscape Communications Corporation. (8)
 11.01 - Statement of earnings per share. (9)
 21.01 - List of Subsidiaries. (9)
 23.01 - Consent of Ernst & Young LLP, Independent Auditors.
 24.01 - Power of Attorney (see signature page.)
 27.01 - Financial Data Schedule (EDGAR version only.)

----------

    *    Indicates a management contract or compensatory plan or arrangement.

    # Confidential treatment was ordered or has been requested with respect to certain portions of these agreements. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

    (1) Previously filed with the Commission on September 12, 1996, as an exhibit to the Registrant's Form 8-K (File No. 0-28064) regarding the acquisition of The McKinley Group, Inc.

    (2) Previously filed with the Commission on July 4, 1996, as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-07625).

    (3) Previously filed with the Commission on March 11, 1996, as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA)

    (4) Previously filed with the Commission on March 29, 1996, as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA)

    (5) Previously filed with the Commission on April 3, 1996, as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA)

    (6) Previously filed with the Commission on April 3, 1996, as an exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA)

    (7) Previously filed with the Commission on November 8, 1996, as an exhibit to the Registrant's Form 10-Q SB (File No. 0-28064) for the period ended September 30, 1996.

    (8) Previously filed with the Commission on February 28, 1997, as an exhibit to the Registrant's Form 10-Q SB/A (File No. 0-28064).

    (9) Previously filed with the Commission on March 3, 1997, as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-22669)