Form 10-K405/A
period 1996-12-31
EXCITE INC
filed 1997-04-16
CIK 1007297

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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

                555 BROADWAY AVE., REDWOOD CITY, CALIFORNIA 94063
          (Address of Principal Executive Offices, Including Zip Code)


                                 (415) 568-6000
              (Registrant's Telephone Number, Including Area Code)

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


PART IV

ITEM 14:    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............  37


Signatures  .............................................................................  60

--------------------------------------------------------------------------------
PART I
ITEM 1: BUSINESS
--------------------------------------------------------------------------------

SUMMARY

    This Annual Report on Form 10-K/A ("Report") contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the failure of the Company to achieve increases in advertising revenues, the failure of the Company to maintain premier positions on certain high traffic World Wide Web ("Web") access points such as those maintained by America Online, Inc. ("AOL"), Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"), the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase levels of traffic on the Excite Network, development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, reductions in market prices for Web-based advertising, the inability of the Company to effectively integrate the technology and operations of The McKinley Group, Inc. ("McKinley"), the assets relating to AOL's WebCrawler service (the "WebCrawler Assets") acquired or any other subsequently acquired businesses or technologies with its operations, the inability to identify, attract, retain and motivate qualified personnel, general economic conditions and those risk factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results" and elsewhere in this Report. The following summary is qualified in its entirety by the more detailed information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results," and consolidated financial statements and notes thereto, appearing elsewhere in this Report. Unless the context otherwise requires, the term "Company" or "Excite" refers to Excite, Inc. and its subsidiaries.

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

    The Company has incurred significant operating losses to date and incurred a net loss of approximately $43.1 million for the year ended December 31, 1996. The Company has also experienced significant increases in operating losses on an annual and quarterly basis since inception. Although the Company does not anticipate that its operating losses will continue to increase, the Company anticipates that it will continue to incur operating losses through at least the next twelve months. As a result of the acquisition of the WebCrawler Assets and other acquisitions, operating results will be negatively affected by approximately $10.1 million in amortization in 1997, and $1.1 million of amortization in 1998, assuming no additional acquisitions and no significant adjustments to the economic lives of the underlying intangible assets. The extent of the future losses will be contingent on the amount of the growth in the Company's advertising revenues. Furthermore, the Company's ability to achieve profitability will be dependent on a variety of factors, including, without limitation, the factors described in "Summary" above as well as elsewhere in this Annual Report on Form 10-K/A.


     The Company believes that additional funding will be needed to finance expected operations in the year ending December 31, 1997. On March 3, 1997 the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission for the proposed sale of up to 2,300,000 shares of the Company's Common Stock. This registration statement is not yet effective, and there can be no assurance that the offering proposed to be made thereby will be consummated. In March 1997, the Company replaced its $1.1 million line of credit with a $6.0 million line of credit with a bank. Management is also considering a variety of other financing arrangements in the event that the proposed public offering is not consummated and the proceeds of its bank line of credit, together with revenues generated from operations are insufficient to fund the Company's operating losses, although there are currently no agreements or understandings with respect to such other financing arrangements. If such additional funding is not available, or if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources through at least December 31, 1997.

    The Company derives substantially all of its revenues from selling advertising on its Web sites to customers in various industries. The Company currently derives a large percentage of its revenues from advertising through the "Net Search" buttons on the Netscape home page under the terms of two agreements entered into with Netscape in April 1996 (see Note 12 of Notes to Consolidated Financial Statements) which expire on March 31, 1997; however, in March 1997, Netscape agreed to extend the provisions of these agreements to April 30, 1997 and entered into new agreements covering the period from May 1, 1997 through April 30, 1998 (see Note 13 of Notes to Consolidated Financial Statements.)


    In November 1996, the Company entered into a series of agreements with AOL, a provider of online services, whereby a co-branded version of Excite's sevice became the exclusive Internet search and directory service for AOL. Under these agreements, Excite also acquired AOL's WebCrawler search and directory technology for consideration consisting of 1,950,000 shares of the Company's Series E-1 and E-2 Convertible Preferred Stock, that were issued upon closing on March 27, 1997 (see Notes 3, 7 and 13 of Notes to Consolidated Financial Statements.)



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

     Excite Talk! The Excite Talk! Web community service is a bulletin board and chat service which permits consumers to discuss topics of mutual interest. Consumers can create their own discussions or choose to participate in ongoing discussions. The Company believes that its Excite Talk! service encourages consumer and brand loyalty by fostering a sense of community and encouraging return visits.

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

    The Company also offers on the WebCrawler service, WebCrawler Map, Search the Web Backwards and Web Roulette.

MARKETING

    The Company endeavors to achieve broad market penetration and increased usage of the Excite Network services by:

   Building distribution

     The Company believes that obtaining a presence on Web access points and other high-traffic Web sites is becoming an important factor in obtaining traffic and attracting advertisers, and that many Web site operators are increasingly focusing their attention to obtaining distribution for their Web content. The Company seeks to obtain new consumers by providing multiple gateways into the Excite Network, thereby increasing its visibility on Web access points. The Company has established premier positions on Web sites operated by Microsoft and Netscape, two of the most highly-trafficked Web sites, and AOL which is the leading online service provider ("OSP"). On the Microsoft and Netscape Web sites, the Company has such positions for both its Excite and WebCrawler brands. In addition, the Company has established a number of "off-Web" distribution opportunities with companies such as Apple, Sega and WebTV. Typically, these arrangements feature Excite as the default Web navigation network. See "-- Strategic Alliances," and "Risk Factors that May Affect Future Results -- Dependence on Netscape and AOL" and "-- Dependence on Third-Party Relationships."

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

   Increasing usage by existing consumers

     The Company believes that in an effort to increase page views, Web content providers are increasingly adding content and other features to their sites to encourage users to spend more time on their Web sites. The Company regularly enhances its services and updates the content hosted on the Excite Network in order to encourage consumers to utilize the Excite Network more frequently. The Company has also developed personalized services, such as Excite Live! and Excite NewsTracker, that enable consumers to establish a personal profile and receive information targeted to their interests. Because customizing these personalized services typically requires some effort and time on the part of the consumer, the Company believes that consumers who use these personalized services will continue to use the Excite Network. The Company also offers community building services, such as Excite Talk!, designed to increase consumer usage and loyalty.

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

    During 1996, Netscape accounted for approximately 12% of total revenues. No other customer accounted for more than 10% of total revenues during 1996.

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

STRATEGIC ALLIANCES

     Companies offering advertising-supported services on the Web compete with other providers of Web content and services for user traffic and the number of page views on their Web sites. As a result, many providers of Web services have been entering into distribution arrangements, co-branding arrangements, content arrangements and other strategic partnering arrangements with ISPs, OSPs, Web browsers, operators of high traffic Web sites and other businesses in an attempt to increase traffic and page views, and thereby making their Web sites more attractive to Web advertisers. Accordingly, a key element of the Company's business strategy is to enter into relationships with both Web access points and content providers. To this end, the Company has entered into a number of strategic alliances.

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

     AOL

    In November 1996, the Company entered into a five-year distribution agreement with AOL pursuant to which the Company will provide to AOL a co-branded version of Excite and, for a minimum of a two year period, be the exclusive provider of Web search and directory services for AOL. AOL and Excite will share advertising revenues derived from the use of these services by AOL subscribers. If either of the parties does not elect to continue the exclusivity period for the remaining three year period of the agreement, AOL will be permitted to offer other Web navigation services on its online service; however, Excite will remain as the "default" Web navigation service and Excite will receive a larger percentage of the advertising revenues derived from the use of Excite through AOL. Excite will also advertise AOL's service on Excite and AOL will pay a commission to the Company for new AOL subscribers referred from these advertisements. The Company is also required to satisfy certain technical, product feature and editorial criteria. As a result of its implementation of a flat-rate pricing program, there have been numerous reports in the press and potential litigation regarding, among other things, AOL's capacity to handle a large number of subscribers. The Company's operating results could be materially and adversely affected if AOL were to lose market share, experience a decrease in the number of its subscribers, or experience a decrease in the number of its subscribers utilizing AOL for their Web search and retrieval needs, whether as a result of such reports, litigation or otherwise. In addition, the Company completed the purchase of the WebCrawler Assets from AOL in March 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Dependence on Netscape and AOL, and -- Acquisition Strategy; Integration of Past and Future Acquisitions."

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

     In addition, the Company also competes with ISPs, OSPs, Web browsers and other Web content providers for the sale of advertisements. The Company believes that the number of companies relying on fees for Web-based advertising has increased substantially in the past year. Accordingly, the Company may face increased pricing pressure for the sale of advertisements on its network, which would have a material adverse effect on the Company's business, results of operations and financial condition. Companies offering advertising-supported services on the Web have also begun to compete with other providers of Web content and services for user traffic and the number of page views on their Web sites. As a result, many providers of Web services have been entering into distribution arrangements, co-branding arrangements, content arrangements and other strategic partnering arrangements with ISPs, OSPs, Web browsers, operators of high traffic Web sites and other business in an attempt to increase traffic and page views, and thereby make their Web sites more attractive to Web advertisers. To the extent that direct competitors or other Web site operators are able to enter into successful strategic relationships, these competitors and Web sites could experience increases in traffic and page views, which could have the effect of making these Web sites appear more attractive to advertisers. This could materially and adversely affect the amount of advertisements sold on the Company's network and the Company's business, results of operations and financial condition would be materially and adversely affected.

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




--------------------------------------------------------------------------------
ITEM 2: PROPERTIES
--------------------------------------------------------------------------------

    As of December 31, 1996, the Company's headquarters were located in a leased facility in Mountain View, California, consisting of approximately 13,500 square feet of office space occupied under a lease expiring February 1, 1999 with a renewal option for an additional year. The Company and the lessor of the Mountain View facility have agreed that the Company shall surrender such facility in May 1997 and that the lease for such facility shall be canceled upon such surrender. In April 1997, the Company moved its headquarters to a leased facility in Redwood City, California, consisting of approximately 88,000 square feet of office space under a ten year lease with a renewal option for an additional five years. The Company's communications hardware and certain of its computer hardware, which were previously located at a leased facility in San Jose, California were also moved to the Redwood City facility. The Company believes that its existing and proposed facilities and offices are adequate to meet its requirements for the foreseeable future. There can be no assurance that a system failure at its Redwood City facility would not adversely affect the performance of the Company's services. See " Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results -- Risk of Capacity Constraints; Dependence on Computer Infrastructure."


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

     As of December 31, 1996, there were approximately 200 stockholders of record of the Company's Common Stock, although the Company believes that there is a larger number of beneficial owners of its Common Stock. The Company has never paid cash dividends on its stock, and anticipates that it will continue to retain its earnings, if any, to finance the growth of its business. In addition, the Company's bank line of credit prohibits the payment of cash dividends on capital stock without the bank's prior written consent. (See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K/A.)

--------------------------------------------------------------------------------
ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------------------------------------------

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K/A. During 1996, Excite acquired McKinley in a transaction accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of Excite and McKinley. The statements of operations data for each of the years in the three year period ended December 31, 1996 and the balance sheet data at December 31, 1995 and 1996, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Report and should be read in conjunction with those financial statements and notes thereto. The balance sheet data at December 31, 1994 are derived from unaudited financial statements of the Company not included in this Report.

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

--------------------------------------------------------------------------------
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the failure of the Company to achieve increases in advertising revenues, the failure of the Company to maintain premier positions on certain high traffic World Wide Web ("Web") access points such as those maintained by America Online, Inc. ("AOL"), Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"), the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase levels of traffic on the Excite Network, development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, reductions in market prices for Web-based advertising, the inability of the Company to effectively integrate the technology and operations of The McKinley Group, Inc. ("McKinley"), the assets relating to AOL's WebCrawler service (the "WebCrawler Assets") acquired or any other subsequently acquired businesses or technologies with its operations, the inability to identify, attract, retain and motivate qualified personnel, general economic conditions and those risk factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K/A ("Report"). The following discussion also should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

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

    The Company has achieved only limited revenues to date, has incurred significant operating losses since inception and as of December 31, 1996, the Company had an accumulated deficit of approximately $50.2 million. The Company has also experienced significant increases in operating losses on an annual and quarterly basis since inception. Although the Company has experienced significant revenue growth during 1996, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow. There can also be no assurance that any revenue growth that the Company experiences will be indicative of future operating results. In addition, the Company has increased, and plans to significantly increase further, its operating expenses in order to increase its sales and marketing efforts, fund greater levels of product development and increase its general and administrative costs to support the enlarged organization. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. Given the level of planned expenditures, there can be no assurance that the Company will ever achieve or sustain profitability. Although the Company does not anticipate that its operating losses will continue to increase, the Company anticipates that it will continue to incur operating losses through at least the next twelve months. As a result of the acquisition of the WebCrawler Assets and other acquisitions, operating results will be negatively affected by approximately $10.1 million in amortization in 1997, and $1.1 million in amortization in 1998, assuming no additional acquisitions and no significant adjustments to the economic lives of the underlying intangible assets. The extent of the future losses will be contingent on the amount of the growth in the Company's advertising revenues. Furthermore, the Company's ability to achieve profitability will be dependent on a variety of factors, including, without limitation, the factors described under the heading
"Summary" above as well as elsewhere in this Annual Report on Form 10-K/A.

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

   Operating Expenses


    The Company's operating expenses have generally increased in absolute dollar amounts in each consecutive quarter from inception through December 31, 1996. This trend reflects the Company's rapid transition from the product development stage to marketing and offering its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market leadership. As a consequence, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.




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



     In connection with the merger with McKinley, the Company assumed McKinley's obligations pursuant to a commitment letter with a bank. Pursuant to this commitment, McKinley had a revolving line of credit and note of up to $1.1 million which bear interest at the bank's prime rate plus 1%. Outstanding amounts under this commitment were due March 31, 1997. As of December 31, 1996, $1.1 million was outstanding under these commitments, which were secured by substantially all of McKinley's assets and were guaranteed by the Company. In March 1997, the Company entered into a new line of credit, which replaced the McKinley line of credit, for $6.0 million, of which $3.0 million will mature on September 30, 1997 with the remainder maturing in March, 1998. This new line of credit bears interest at rates ranging from the bank's prime rate to prime plus
 .25% and is collateralized by a security interest in all assets of the Company. This line of credit agreement also contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock. As of March 31, 1997, the Company had outstanding borrowings against this line of credit of $6.0 million, and was in compliance with all financial covenants. See Notes 4 and 13 of Notes to Consolidated Financial Statements.



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


EXTREMELY LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT AND ANTICIPATION OF CONTINUED LOSSES

    The Company was founded in June 1994 and commenced offering Excite services in October 1995. McKinley, which was acquired by the Company in August 1996, originally began operations in December 1993 and generated only limited revenues prior to 1996. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its current business can be based. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Web and Web-based advertising markets. Specifically, such risks include, without limitation, the failure of the Company to maintain premier positions on certain high traffic Web access points such as those maintained by AOL, Microsoft and Netscape, the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on the Excite Network, development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, reductions in market prices for Web-based advertising, the inability of the Company to effectively integrate the technology and operations of McKinley, the WebCrawler Assets or any other subsequently acquired businesses or technologies with its operations, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks. The Company has achieved only limited revenues to date, has incurred significant operating losses since inception and as of December 31, 1996, the Company had an accumulated deficit of approximately $50.2 million. Although the Company has experienced significant revenue growth during 1996, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow. There can also be no assurance that any revenue growth that the Company experiences will be indicative of future operating results. In addition, the Company has increased, and plans to significantly increase further, its operating expenses in order to increase its sales and marketing efforts, fund greater levels of product development and increase its general and administrative costs to support the enlarged organization. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. Given the level of planned expenditures, there can be no assurance that the Company will ever achieve or sustain profitability. See "Overview."


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


    The Company has also entered into a five-year distribution agreement with AOL pursuant to which a co-branded version of the Excite search and directory services are designated as the exclusive Web search and retrieval service for AOL for at least a two year period. Pursuant to this agreement, the Company and AOL will share advertising revenues attributable to the co-branded version of the Excite services hosted on AOL. After the expiration of this initial two year exclusivity period, the parties can extend the exclusive arrangement only by mutual agreement. If the exclusivity period does not extend beyond the initial two year term, the Excite services would become the "default" search and directory services on AOL, however, AOL could enter into a strategic relationship with a competitor of the Company or offer its own competing services. In such an event, the amount of traffic on the Excite Network and the amount of advertising revenues could be materially and adversely affected. In addition, if the Company fails to satisfy certain technical, product feature and editorial criteria during the term of the agreement, if the Company and AOL fail to renew this agreement upon the expiration of the five year term or, if any renewal is on materially worse terms than the initial agreement with AOL, there could be a material adverse effect on the Company's business, results of operations and financial condition.



    In addition, the Company's operating results could be materially and adversely affected if AOL were to lose market share, a decrease in the number of its subscribers, or a decrease in the number of its subscribers utilizing AOL for their Web search and retrieval needs. As a result of its implementation of a flat-rate pricing program, there have been numerous reports in the press and reports of potential litigation regarding, among other things, AOL's capacity to handle a large number of subscribers. There can be no assurance that AOL will not experience a decline in the number of its subscribers as a result of these reports or as a result of the problems reported. In the event of a significant decline in the number of AOL subscribers for any reason, the Company's business, results of operations and financial condition would be materially and adversely affected. See "-- Acquisition Strategy; Integration of Past and Future Acquisitions," below and "Business -- Strategic Alliances."


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


    In addition, the Company also competes with ISPs, OSPs, Web browsers and other Web content providers for the sale of advertisements. The Company believes that the number of companies relying on fees from Web-based advertising has increased substantially during the past year. Accordingly, the Company may face increased pricing pressure for the sale of advertisements on its network, which would have a material adverse effect on the Company's business, results of operations and financial condition. Companies offering advertising-supported services on the Web have also begun to compete with other providers of Web content and services for user traffic and the number of page views on their Web sites. As a result, many providers of Web services have been entering into distribution arrangements, co-branding arrangements, content arrangements and other strategic partnering arrangements with ISPs, OSPs, Web browsers, operators of high traffic Web sites and other businesses in an attempt to increase traffic and page views, and thereby make their Web sites more attractive to Web advertisers. To the extent that direct competitors or other Web site operators are able to enter into successful strategic relationships, these competitors and Web sites could experience increases in traffic and page views, which could have the effect of making these Web sites appear more attractive to advertisers. This could materially and adversely affect the amount of advertisements sold on the Company's network and the Company's business, results of operations and financial condition would be materially and adversely affected.


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


    Substantially all of the Company's communications hardware and operations are located at leased facilities in Redwood City, California, an area susceptible to earthquakes. The Company has experienced system failures or outages from time to time in the past, which have disrupted the operation of the Excite Network. There can be no assurance that a system failure at these locations would not adversely affect the performance of the Excite Network. These systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The

Company does not presently have a disaster recovery plan. Although the Company carries property and business interruption insurance with low coverage limits, its coverage may not be adequate to compensate the Company for all losses that may occur. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of the Excite Network. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

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

--------------------------------------------------------------------------------
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------


ANNUAL FINANCIAL STATEMENTS:  See Part IV, Item 14 of this Form 10-K/A.



SELECTED QUARTERLY DATA: The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Results of Operations" appearing elsewhere in this Form 10-K/A. During fiscal 1996, Excite acquired McKinley in a transaction accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of Excite and McKinley. During the fourth quarter of fiscal 1996 the Company entered into an agreement, which closed effective on March 27, 1997, to acquire the WebCrawler Assets from AOL in exchange for 1,950,000 shares of Convertible Preferred Stock. As a result of this acquisition, during the fourth quarter of 1996, the Company expensed $3.5 million for in-process technology, as well as recording amortization of other purchased intangibles. See Note 3 of Notes to Consolidated Financial Statements for a further discussion of this acquisition and related costs. During the second quarter of 1996, the Company entered into two distribution license agreements with Netscape for total consideration of $10.0 million which was expensed during the second quarter of 1996. In the future, it is anticipated that any such consideration will be expensed over the term of the agreement. See Notes 12 and 13 of Notes to Consolidated Financial Statements.


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


Excite, Inc.
Investor Relations
555 Broadway Ave
Redwood City, CA 94063
(415) 568-6000



                                                                                                          Page
(a)   The following documents are filed as part of this report:                                          Number
                                                                                                         ------
     1.  Consolidated Financial Statements:
         Report of Ernst & Young LLP, Independent Auditors..............................................   41
         Report of Price Waterhouse LLP, Independent Accountants........................................   42
         Consolidated Balance Sheets as of December 31, 1995 and 1996...................................   43
         Consolidated Statements of Operations for the years ended December 31, 1994, 1995
              and 1996..................................................................................   44
         Consolidated Statements of Shareholders' Equity (Net Capital Deficiency) for the years
              ended December 31, 1994, 1995 and 1996....................................................   45
         Consolidated Statements of Cash Flows for the years ended December 31, 1994,
              1995 and 1996.............................................................................   46
         Notes to Consolidated Financial Statements.....................................................   47


     2.  Financial Statement Schedules.
         All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.


     3.  Exhibits.
         The following exhibits are files as part of, or incorporated by reference into, this Form 10-K/A:


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

4.04 - Amendment to Restated and Amended Investors' Rights Agreement dated as of November 25, 1996.(10)

4.05 - Registration Rights Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and AOL Ventures, Inc. (9)

 4.06 - Voting Agreement dated as of November 25, 1996 by and among the Registrant and certain shareholders.(10)
 4.07 - Letter Agreement dated as of November 25, 1996 by and among certain shareholders of Excite, Inc.(10)

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

 23.02 - Consent of Price Waterhouse LLP, Independent Accountants.
 24.01 - Power of Attorney. (10)
 27.01 - Financial Data Schedule (EDGAR version only.)(10)


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

    (8) Previously filed with the Commission on February 28, 1997, as an exhibit to the Registrant's Form 10-Q SB/A (File No. 0-28064).

    (9) Previously filed with the Commission on March 3, 1997, as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-22669)


   (10) Previously filed with the Commission on March 31, 1997, as an exhibit to the Registrant's Form 10-K (File No. 0-28064)



(b) Reports on Form 8-K: On November 12, 1996 the Company filed a Form 8-K/A (amending a Form 8-K filed on September 12, 1996) regarding the acquisition of The McKinley Group, Inc. There were no other reports on Form 8-K filed during the quarter ended December 31, 1996.


(c)  Exhibits: See item 14(a)3 above.

(d)  Financial Statement Schedules: See Item 14(a)2 above.

--------------------------------------------------------------------------------
EXCITE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
Report of Ernst & Young LLP, Independent Auditors..................................................      41

Report of Price Waterhouse LLP, Independent Accountants............................................      42

Consolidated Balance Sheets as of December 31, 1995 and 1996.......................................      43

Consolidated Statements of Operations for the years ended December 31, 1994, 1995

    and 1996.......................................................................................      44

Consolidated Statements of Shareholders' Equity (Net Capital Deficiency) for the years
    ended December 31, 1994, 1995 and 1996.........................................................      45

Consolidated Statements of Cash Flows for the years ended December 31, 1994,

    1995 and 1996..................................................................................      46

Notes to Consolidated Financial Statements.........................................................      47

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


                                            ERNST & YOUNG LLP

Palo Alto, California
January 29, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The McKinley Group, Inc.

        In our opinion, the balance sheets and the related statements of operations, stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of The McKinley Group, Inc. at December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

        The financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a net capital deficiency and is not in compliance with certain covenants underlying outstanding bank borrowings. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        On August 6, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Excite, Inc. Upon the effectiveness of the Agreement, the Company's stockholders will exchange all of their shares of Common Stock for shares of Common Stock of Excite, Inc., in a business combination to be accounted for as a pooling of interests.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
San Jose, CA
August 6, 1996

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

                                  EXCITE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                         1994           1995            1996
                                                                       --------       ---------       ---------
                                                                                    (in thousands)
Cash flows from operating activities:
   Net loss ....................................................       $  (650)       $ (6,435)       $(43,117)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Amortization of deferred compensation ...................            --               9             243
       Issuance of warrants ....................................            --              --           1,625
       Equity securities issued for services ...................             7             196              --
       Depreciation ............................................            11             140           2,189
       Amortization of intangible assets .......................            --              19             954
       Charge for purchased in-process technology ..............            --             331           3,500
       Loss on disposal of property and equipment ..............            --              --              96
       Provision for loan impairment ...........................            --              --             629
       Changes in assets and liabilities:
         Accounts receivable ...................................            (3)           (335)         (2,957)
         Prepaid expenses and other current assets .............           (11)           (168)           (863)
         Other assets ..........................................           (23)            (36)           (873)
         Accounts payable ......................................           136           1,021           5,515
         Accrued compensation ..................................            44             384             425
         Accrued distribution license fees .....................            --              --           2,300
         Other accrued liabilities .............................           122             117           2,533
         Deferred revenues .....................................            --             105           1,679
                                                                       -------        --------        --------
           Net cash used in operating activities ...............          (367)         (4,652)        (26,122)
                                                                       -------        --------        --------
Cash flows from investing activities:
   Purchases of property and equipment .........................           (85)           (811)           (892)
   Purchases of investments ....................................            --            (358)        (49,765)
   Sales and maturities of investments .........................            --              --          31,936
   Notes and advances to Novo MediaGroup, Inc. .................            --              --            (629)
   Payment on asset purchase ...................................            --            (150)             --
                                                                       -------        --------        --------
           Net cash used in investing activities ...............           (85)         (1,319)        (19,350)
                                                                       -------        --------        --------
Cash flows from financing activities:
   Payments on capital lease obligations .......................            --             (69)         (1,875)
   Proceeds from notes payable .................................           344           1,277           3,490
   Payments on notes payable ...................................            --            (263)         (2,426)
   Proceeds from sale of redeemable convertible preferred stock             --           3,847          12,282
   Proceeds from sale of common stock and common stock warrants            100           1,927          37,212
                                                                       -------        --------        --------
           Net cash provided by financing activities ...........           444           6,719          48,683
                                                                       -------        --------        --------
Net increase (decrease) in cash and cash equivalents ...........            (8)            748           3,211
   Cash and cash equivalents at beginning of period ............            20              12             760
                                                                       -------        --------        --------
   Cash and cash equivalents at end of period ..................       $    12        $    760        $  3,971
                                                                       =======        ========        ========
Non-cash financing activities:
   Conversion of redeemable convertible preferred stock to
     common stock ..............................................       $    --        $     --        $ 16,129
   Conversion of notes payable to common stock .................       $    --        $    275        $  1,400
   Fixed assets acquired under capital leases ..................       $    --        $    676        $  7,564
Supplemental cash flow disclosure:
   Cash paid for interest ......................................       $    --        $     17        $    379



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


    In November 1996, the Company entered into a series of agreements with America Online, Inc.("AOL"), a provider of Internet online services, whereby a co-branded version of Excite became the exclusive Internet search and directory service for AOL. Under these agreements, Excite acquired AOL's WebCrawler search and directory technology (the "WebCrawler Assets"), for 1,950,000 shares of the Company's Series E-1 and E-2 Convertible Preferred Stock, that are issuable upon closing (see Notes 7 and 13.) In addition, as part of the transactions contemplated by these agreements, AOL will have the right, for a 90 day period following the closing, which was effective on March 27, 1997, to have 680,330 shares of common stock beneficially owned by AOL canceled and an equivalent number of shares of series E-4 Convertible Preferred Stock issued to it, and a warrant held by AOL (which previously was exercisable into 650,000 shares of common stock at an exercise price of $8.00 per share) will be amended to become exercisable into 650,000 shares of series E-3 Convertible Preferred Stock at the same exercise price per share. The Company valued the Series E-1 and E-2 Convertible Preferred Stock using the average market price of the Company's Common Stock over a reasonable period of time before and after the announcement of the asset purchase. In addition, an independent appraisal of the premium attributable to the preferred stock preferences for Series E-1, E-2, E-3 and E-4 was obtained. Accordingly, the value attributed to the issuable Series E-1 and E-2 Convertible Preferred Stock was $8.08 per share. The acquisition was recorded as of December 1, 1996. Upon closing, AOL will pay to the Company a percentage of AOL's advertising revenues with respect to the sales of advertising derived from the WebCrawler Assets for the period between December 1, 1996 and the closing, less ordinary and customary reserves, and the Company will reimburse AOL for expenses relating to the WebCrawler Assets. Revenues recorded in the period ended December 31, 1996 were immaterial. Shareholders' equity at December 31, 1996 includes the 1,950,000 shares of Convertible Preferred Stock issuable to AOL.


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


    In March 1996, the Company entered into an agreement with AOL whereby, in return for certain distribution rights, the Company issued a warrant to purchase 650,000 shares of Common Stock at an exercise price of $8.00 per share. The warrant expires in March 2001. The value of the warrant was established though an independent appraisal. A charge to operations of $1.6 million for the fair value of the warrant was recorded at the time of issuance. Upon the closing of the acquisition of the WebCrawler Assets, this warrant was converted into a warrant to purchase an equivalent number of shares of Series E-3 Convertible Preferred Stock at the same exercise price per share. The value attributed to the amendment of the warrant terms from Common Stock to Series E-3 Convertible Preferred Stock was minimal, as the expiration date of the warrant was also amended such that 325,000 shares exercisable under this warrant will now expire, if unexercised, on September 30, 1997, instead of in March, 2001.


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

    Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of approximately 5.7%, and 5.9%; dividend yields of 0%, volatility factors of the expected market price of the Company's Common Stock of 0.0, and 0.75; and a weighted-average expected life of the options of 4.5 years.


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


    In March 1997, the Company entered into a line of credit, which replaced the existing line of credit (see Note 4,) for $6.0 million of which $3.0 million will mature on September 30, 1997 with the remainder maturing in March, 1998. This line of credit bears interest at rates ranging from the bank's prime rate to prime plus .25% and is collateralized by a security interest in all assets of the Company. This line of credit agreement also contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock. As of March 31, 1997, the Company had outstanding borrowings against this line of credit of $6.0 million, and was in compliance with all financial covenants.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EXCITE, INC.


Date:  April 15, 1997               By:           /s/ ROBERT C. HOOD
                                       -----------------------------------------
                                                    ROBERT C. HOOD
                                             Executive Vice President, Chief
                                               Administrative Officer and
                                                 Chief Financial Officer


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


Pursuant to the requirements of the Securities Act, this Amendment has been signed below by the following persons in the capacities and on the dates indicated.



NAME                             TITLE                                        DATE
-----------------------          ----------------------------------           ---------------
PRINCIPAL EXECUTIVE OFFICER:

/s/ GEORGE BELL                  President, Chief Executive Officer           April 15, 1997
-----------------------          and Director
    George Bell

PRINCIPAL FINANCIAL AND PRINCIPLE ACCOUNTING OFFICER:


/s/ ROBERT C. HOOD               Executive Vice President, Chief              April 15, 1997
-----------------------          Administrative Officer and Chief
    Robert C. Hood               Financial Officer

ADDITIONAL DIRECTORS:

           *                     Senior Vice President and                    April 15, 1997
-----------------------          Director
    Joseph R. Kraus

           *                     Director                                     April 15, 1997
-----------------------
     Vinod Khosla

           *                     Director                                     April 15, 1997
-----------------------
     Donn Davis

           *                     Director                                     April 15, 1997
-----------------------
     Geoffrey Y. Yang

           *                     Director                                     April 15, 1997
-----------------------
     Stephen M. Case



*/s/ ROBERT C. HOOD              Attorney-in-Fact                             April 15, 1997
-----------------------
Robert C. Hood


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

4.04 - Amendment to Restated and Amended Investors' Rights Agreement dated as of November 25, 1996.(10)

4.05 - Registration Rights Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and AOL Ventures, Inc. (9)

 4.06 - Voting Agreement dated as of November 25, 1996 by and among the Registrant and certain shareholders.(10)
 4.07 - Letter Agreement dated as of November 25, 1996 by and among certain shareholders of Excite, Inc.(10)

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

 23.02 - Consent of Price Waterhouse LLP, Independent Accountants.
 24.01 - Power of Attorney.(10)
 27.01 - Financial Data Schedule (EDGAR version only.)(10)


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


    (8) Previously filed with the Commission on February 28, 1997, as an exhibit to the Registrant's Form 10-Q SB/A (File No. 0-28064)


    (9) Previously filed with the Commission on March 3, 1997, as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-22669)


    (10) Previously filed with the Commission on March 31, 1997 as an exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-28064)