Form 10-Q
period 1997-03-31
EXCITE INC
filed 1997-05-08
CIK 1007297

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                              --------------------

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                         Commission file number 0-28064

                                  EXCITE, INC.
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                      77-0378215
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                     Identification Number)

                                  555 BROADWAY
                        REDWOOD CITY, CALIFORNIA   94063
                    (Address of principal executive offices)

                              --------------------

                                 (415) 568-6000
              (Registrant's telephone number, including area code)

                              --------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X    NO
                                   -----     -----

As of April 28, 1997, there were 12,359,402 shares of the Registrant's Common Stock outstanding.

================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
EXCITE, INC.
INDEX
--------------------------------------------------------------------------------

                                                                                             PAGE
PART I        FINANCIAL INFORMATION                                                         NUMBER
ITEM 1:       Financial Statements:

              Condensed Consolidated Balance Sheets as of March 31,
                1997 and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . .         3

              Condensed Consolidated Statements of Operations for
                the three months ended March 31, 1997 and 1996 . . . . . . . . . . . .         4

              Condensed Consolidated Statements of Cash Flows for
                the three months ended March 31, 1997 and 1996 . . . . . . . . . . . .         5

              Notes to Condensed Consolidated Financial Statements . . . . . . . . . .         6

ITEM 2:       Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . . . . . . . . . . . .        11

PART II       OTHER INFORMATION

ITEM 1:       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

ITEM 2:       Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . .        20

ITEM 3:       Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . .        20

ITEM 4:       Submission of Matters to a Vote of Security Holders  . . . . . . . . . .        20

ITEM 5:       Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

ITEM 6:       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .        20

              Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                  EXCITE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      MARCH 31,   DECEMBER 31,
                                                                        1997         1996
                                                                      ---------   ------------
                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . .       $  7,809      $  3,971
    Short-term investments  . . . . . . . . . . . . . . . . . .          5,450        16,863
    Restricted investments  . . . . . . . . . . . . . . . . . .          1,790         1,496
    Accounts receivable, net  . . . . . . . . . . . . . . . . .          5,118         3,340
    Prepaid expenses and other current assets . . . . . . . . .          1,304         1,070
                                                                      --------      --------
       Total current assets . . . . . . . . . . . . . . . . . .         21,471        26,740
Property and equipment, net . . . . . . . . . . . . . . . . . .          9,663         8,194
Intangible assets, net  . . . . . . . . . . . . . . . . . . . .          8,489        11,841
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .          1,124           923
                                                                      --------      --------
                                                                      $ 40,747      $ 47,698
                                                                      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank line of credit and other notes payable . . . . . . . .       $  6,100      $  1,200
    Accounts payable  . . . . . . . . . . . . . . . . . . . . .          5,129         6,699
    Accrued compensation  . . . . . . . . . . . . . . . . . . .          1,169           861
    Accrued distribution license fees . . . . . . . . . . . . .            230         2,300
    Capital lease obligations, current portion  . . . . . . . .          2,664         2,325
    Deferred revenues . . . . . . . . . . . . . . . . . . . . .          1,205         1,784
    Other accrued liabilities . . . . . . . . . . . . . . . . .          3,338         3,447
                                                                      --------      --------
         Total current liabilities  . . . . . . . . . . . . . .         19,835        18,616

Capital lease obligations . . . . . . . . . . . . . . . . . . .          3,889         3,985
Shareholders' equity
    Convertible Preferred stock   . . . . . . . . . . . . . . .         17,441        15,816
    Common stock  . . . . . . . . . . . . . . . . . . . . . . .         59,101        59,999
    Deferred compensation . . . . . . . . . . . . . . . . . . .           (348)         (388)
    Unrealized loss on available-for-sale investments . . . . .           (185)         (128)
    Accumulated deficit . . . . . . . . . . . . . . . . . . . .        (58,986)      (50,202)
                                                                      --------      --------
         Total shareholders' equity . . . . . . . . . . . . . .         17,023        25,097
                                                                      --------      --------
                                                                      $ 40,747      $ 47,698
                                                                      ========      ========




           See notes to condensed consolidated financial statements.

                                  EXCITE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ---------------------------
                                                                            1997                1996
                                                                          --------           --------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .             $  7,515           $  1,374

Cost of revenues:
  Cost of revenues excluding amortization   . . . . . . . . .                2,392                389
  Amortization of purchased technology  . . . . . . . . . . .                2,399                 --
                                                                          --------           --------
         Total cost of revenues . . . . . . . . . . . . . . .                4,791                389
                                                                          --------           --------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .                2,724                985

Operating expenses:
  Product development   . . . . . . . . . . . . . . . . . . .                3,066              1,376
  Sales and marketing   . . . . . . . . . . . . . . . . . . .                6,281              2,489
  Distribution license fees   . . . . . . . . . . . . . . . .                   30              1,625
  General and administrative  . . . . . . . . . . . . . . . .                1,289              1,141
  Merger and acquisition related costs,
     including amortization of goodwill and
     other purchased intangibles  . . . . . . . . . . . . . .                  953                 --
                                                                          --------           --------
         Total operating expenses . . . . . . . . . . . . . .               11,619              6,631
                                                                          --------           --------
Operating loss  . . . . . . . . . . . . . . . . . . . . . . .               (8,895)            (5,646)

Interest income . . . . . . . . . . . . . . . . . . . . . . .                  230                 30

Interest and other expense  . . . . . . . . . . . . . . . . .                 (119)               (28)
                                                                          --------           --------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .             $ (8,784)          $ (5,644)
                                                                          ========           ========
Net loss per share  . . . . . . . . . . . . . . . . . . . . .             $  (0.72)          $  (0.50)
                                                                          ========           ========
Shares used in computing net loss per share . . . . . . . . .               12,214             11,341
                                                                          ========           ========





           See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                            1997              1996
                                                                              --------          --------
   Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . .             $ (8,784)         $ (5,644)

   Adjustments to reconcile net loss to net cash used in
        operating activities:
     Amortization of deferred compensation  . . . . . . . . . . .                   40                40
     Warrant issued   . . . . . . . . . . . . . . . . . . . . . .                   --             1,625
     Depreciation   . . . . . . . . . . . . . . . . . . . . . . .                1,221               143
     Amortization of intangibles  . . . . . . . . . . . . . . . .                3,352                --
     Loss on disposal of property and equipment . . . . . . . . .                   --                26
     Changes in assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . . .               (1,778)             (718)
        Prepaid expenses and other current assets . . . . . . . .                 (234)             (402)
        Other assets  . . . . . . . . . . . . . . . . . . . . . .                 (201)             (466)
        Accounts payable  . . . . . . . . . . . . . . . . . . . .               (1,570)            1,207
        Accrued distribution license fees . . . . . . . . . . . .               (2,070)               --
        Accrued compensation  . . . . . . . . . . . . . . . . . .                  308                63
        Other accrued liabilities . . . . . . . . . . . . . . . .                 (109)              395
        Deferred revenues . . . . . . . . . . . . . . . . . . . .                 (579)               28
                                                                              --------          --------
           Net cash used in operating activities  . . . . . . . .              (10,404)           (3,703)
                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment  . . . . . . . . . . . . .               (1,605)              (65)
   Purchases of investments   . . . . . . . . . . . . . . . . . .               (3,121)               --
   Sales and maturities of investments  . . . . . . . . . . . . .               14,183                --
                                                                              --------          --------
           Net cash provided by (used in) investing activities  .                9,457               (65)
                                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations    . . . . . . . . . . .                 (842)              (80)
   Proceeds from notes payable  . . . . . . . . . . . . . . . . .                6,000             2,350
   Payments on notes payable  . . . . . . . . . . . . . . . . . .               (1,100)           (1,226)
   Proceeds from sale of redeemable convertible preferred stock                     --            12,335
   Proceeds from sale of common stock and common stock warrants                    727             1,485
                                                                              --------          --------
           Net cash provided by financing activities  . . . . . .                4,785            14,864
                                                                              --------          --------
Net increase in cash and cash equivalents . . . . . . . . . . . .                3,838            11,096
   Cash and cash equivalents at beginning of period   . . . . . .                3,971               760
                                                                              --------          --------
   Cash and cash equivalents at end of period   . . . . . . . . .             $  7,809          $ 11,856
                                                                              ========          ========
NON-CASH FINANCING ACTIVITIES
   Amendment of common stock warrant to preferred stock warrant               $  1,625          $     --
   Conversion of notes payable to common stock  . . . . . . . . .                   --               250
   Fixed assets acquired under capital leases   . . . . . . . . .                1,084               558





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

      The unaudited condensed consolidated financial statements included herein include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. On August 30, 1996, the Company acquired The McKinley Group, Inc. ("McKinley") in a merger transaction accounted for as a pooling of interests. McKinley was incorporated in December 1993. All financial information has been restated to reflect the combined operations of the Company and McKinley.

      The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

      These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A as filed with the Securities and Exchange Commission on April 16, 1997. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997.

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

                                                            LIFE IN       MARCH 31,   DECEMBER 31,
                                                             MONTHS         1997          1996
                                                             ------       ---------   ------------
                                                                               (In thousands)
 Trademarks, trade names, goodwill and other . . . .        24 - 36       $  2,708      $  2,708
 Developed technology  . . . . . . . . . . . . . . .          13             8,400         8,400
 Operating agreement . . . . . . . . . . . . . . . .           4             1,200         1,200
 Distribution agreement  . . . . . . . . . . . . . .          24               500           500
                                                                          --------      --------
                                                                            12,808        12,808
 Less accumulated amortization . . . . . . . . . . .                        (4,319)         (967)
                                                                          --------      --------
                                                                          $  8,489      $ 11,841
                                                                          ========      ========

Stock Split and Per Share Amounts

      In February 1996, the Company completed a two-for-one stock split. All of the share and per share data have been adjusted to reflect this stock split.

      Net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period and excludes all common stock equivalents as they are anti-dilutive. However, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, for the periods prior to the Company's initial public offering, such computations include all common and common equivalent shares issued within twelve months of the filing date of the Company's initial public offering as if they were outstanding for all periods presented. Common equivalent shares consist of the incremental common shares issued upon conversion of the Redeemable Convertible Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The change is expected to result in an increase in the loss per share for the first quarter ended March 31, 1996 to $3.82 due to the exclusion of shares relating to Staff Accounting Bulletins. The impact of Statement No. 128 on the calculation of historically reported primary or fully diluted earnings per share for the period subsequent to the Company's initial public offering is not expected to be material, as the Company has recorded losses and has therefore excluded the impact of stock options, as these would be anti-dilutive.

2.  ASSET PURCHASE

      In November 1996, the Company entered into a series of agreements with America Online, Inc. ("AOL"), a provider of Internet online services, whereby a co-branded version of the Excite brand became the exclusive Internet search and directory service for AOL. Under these agreements, Excite acquired AOL's WebCrawler search and directory technology (the "WebCrawler Assets"), for 1,950,000 shares of the Company's Series E-1 and E-2 Convertible Preferred Stock, that were issued upon the closing on March 27, 1997 (see Note 7). In addition, as part of the transactions contemplated by these agreements, AOL will have the right, for a 90 day period following the closing, to have 680,330 shares of common stock beneficially owned by AOL canceled and an equivalent number of shares of series E-4 Convertible Preferred Stock issued to it, and a warrant held by AOL, which previously was exercisable into 650,000 shares of common stock at an exercise price of $8.00 per share, was amended to become exercisable into 650,000 shares of series E-3 Convertible Preferred Stock at the same exercise price per share.

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

3.  RESTRICTED INVESTMENTS

      The Company has restricted investments at March 31, 1997 of approximately $1.8 million. This amount consists of a restricted certificate of deposit of $1.7 million held as collateral by a financial institution against a letter of credit for tenant improvements at the Company's new headquarters (see Note 8.) The remaining $115,000 consists of a restricted investment in common stock held as collateral by a financial institution against the Company's line of credit borrowings (see Note 6.)

4.  PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (one to five years). Equipment purchased under capital leases is amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property and equipment, at cost, consist of the following:

                                                                          MARCH 31,    DECEMBER 31,
                                                                            1997           1996
                                                                          ---------    ------------
(In thousands)
Purchased computer equipment and internal use software  . . . . . .       $   2,916      $  1,968
Leased computer equipment and internal use software . . . . . . . .           8,975         7,891
Purchased furniture and fixtures  . . . . . . . . . . . . . . . . .             374           370
Leased furniture and fixtures . . . . . . . . . . . . . . . . . . .             297           297
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . .             714            60
                                                                          ---------      --------
                                                                             13,276        10,586
Less accumulated depreciation and amortization  . . . . . . . . . .          (3,613)       (2,392)
                                                                          ---------      --------
                                                                          $   9,663      $  8,194
                                                                          =========      ========

5.  FOLLOW-ON OFFERING

      On March 3, 1997 the Company filed a registration statement on Form S-1, and on April 29, 1997 filed Amendment No. 1 to the Form S-1, with the United States Securities and Exchange Commission for the proposed sale of up to 2,300,000 shares of the Company's Common Stock. This registration statement is not yet effective, and there can be no assurance that the proposed offering to be made thereby will be consummated.

6.  NOTES PAYABLE

      At December 31, 1996, the Company had a $1.0 million revolving line of credit with a bank available through March 31, 1997. In March 1997, the Company replaced this line of credit with a new line of credit for $6.0 million, of which $3.0 million will mature on September 30, 1997 with the remainder maturing in March 1998. This line of credit bears interest at rates ranging from the bank's prime rate (8.5% at March 31, 1997), to prime plus .25% and is secured by substantially all assets of the Company. This line of credit agreement also contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock without the prior written consent of the bank. At March 31, 1997, a short-term investment with a carrying amount of $115,000 was held by the bank as collateral for the line of credit borrowings and is not available to the Company.

Notes payable and line of credit borrowings consist of the following:

                                                                         MARCH 31,      DECEMBER 31,
                                                                           1997            1996
                                                                         ---------      ------------
(In thousands)
Bank line of credit  . . . . . . . . . . . . . . . . . . . . .            $ 6,000         $ 1,100
Other notes payable  . . . . . . . . . . . . . . . . . . . . .                100             100
                                                                          -------         -------
                                                                          $ 6,100         $ 1,200
                                                                          =======         =======

7.   CONVERTIBLE PREFERRED STOCK AND WARRANT

      Effective on March 27, 1997, the Company issued to AOL a total of 1,950,000 shares of the Company's Series E-1 and E-2 Convertible Preferred Stock in connection with the closing of the asset purchase agreement relating to the WebCrawler Assets (see Note 2).

      In March 1996, the Company entered into an agreement with AOL whereby, in return for certain distribution rights, the Company issued a warrant to purchase 650,000 shares of Common Stock at an exercise price of $8.00 per share. The warrant expires in March 2001. The value of the warrant was established though an independent appraisal. A charge to operations of $1.6 million for the fair value of the warrant was recorded at the time of issuance. Upon the closing of the acquisition of the WebCrawler Assets, this warrant was converted into a warrant to purchase an equivalent number of shares of Series E-3 Convertible Preferred Stock at the same exercise price per share. The value attributed to the amendment of the warrant terms from Common Stock to Series E-3 Convertible Preferred Stock was minimal, as the expiration date of the warrant was also amended such that this warrant expires with respect to 325,000 shares on September 30, 1997, instead of in March, 2001.


8.  COMMITMENTS

      In August 1996, the Company entered into a lease for new corporate offices located in Redwood City, California. The lease, which has a ten year term, commenced in April 1997. In April, the Company moved from its previous locations in Mountain View, Sausalito and San Jose, California, to the new facility. In March 1997, the Company entered into a lease for additional space adjacent to its new facility in Redwood City, California.

9.  SIGNIFICANT AGREEMENTS

      In April 1996, the Company (including McKinley) entered into two agreements with Netscape Communications Corporation ("Netscape") under which the Company and McKinley were each designated as one of five "Premier Providers" of search and navigation services accessible from Netscape's "Net Search" page. Under these agreements, including subsequent amendments, the "Premier Provider" status was established for approximately one year through April 30, 1997, in exchange for which the Company made aggregate payments totaling $10.0 million ($7.0 million in cash and $3.0 million in advertising impressions through the Company's services) over the course of the term of the agreements. Management considered that there was significant uncertainty regarding the recoverability of the amount from future operations; therefore, the $10.0 million total consideration was expensed as distribution license fee costs during the quarter ended June 30, 1996.

      In March 1997, the Company entered into new agreements, which commence in May 1997, whereby the Excite brand will be one of four "Premier Providers" and the WebCrawler brand will be one of many "Marquee Providers" of search and navigation services accessible from Netscape's "Net Search" page. Under the terms of these new agreements, the Company is committed to make minimum aggregate payments of $8.25 million in exchange for a guaranteed number of impressions. Of the $8.25 million, $5.75 million will be paid in cash ($5.25 million in 1997 and $500,000 in 1998) and $2.5 million will be applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of a specified number of advertising impressions. To the extent that the number of impressions provided by Netscape under the Premier Provider and Marquee Provider agreements exceed the minimum guarantees, the Company will be subject to additional fees based on the actual number of impressions delivered above the minimum.

--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the failure of the Company to achieve increases in advertising revenues, the failure of the Company to maintain premier positions on certain high traffic World Wide Web ("Web") access points such as those maintained by America Online, Inc. ("AOL"), Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"), the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase levels of traffic on the Excite Network, development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, reductions in market prices for Web- based advertising, the inability of the Company to effectively integrate the technology and operations of McKinley, the WebCrawler Assets or any other subsequently acquired businesses or technologies with its operations, the inability to identify, attract, retain and motivate qualified personnel, general economic conditions and those risk factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The following discussion also should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Form 10-K/A, filed with the Securities and Exchange Commission on April 16, 1997.

OVERVIEW

      The Company operates the Excite Network, which includes the Excite and WebCrawler brands, and provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Excite, formerly Architext Software, Inc., was formed in June 1994 and, from its inception to September 1995, its operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, providing custom product development and consulting, and developing services. The Company first launched its Excite search and directory service in October 1995. The Company has achieved only limited revenues to date and has incurred significant operating losses since inception. See "Risk Factors That May Affect Future Results - Extremely Limited Operating History; Accumulated Deficit and Anticipation of Continued Losses."

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

      The Company acquired the WebCrawler Assets (the "Acquisition") from AOL for an aggregate of 1,950,000 shares of the Company's Convertible Preferred Stock. The Acquisition, which was consummated in March 1997 (the "Closing"), was recorded for accounting purposes as of December 1, 1996. The transaction was accounted for as an acquisition of rights to developed and purchased in-process technology and distribution rights. Of the total purchase price, $3.5 million was allocated to purchased in-process technology and the remaining excess purchase price of approximately $12.6 million was allocated to trademarks, distribution rights, bookmarks, trade names, goodwill and other. The amount of the purchase price allocated to purchased in-process technology was charged to the Company's operations as of December 1, 1996. The identified intangible assets and goodwill are being amortized over periods ranging from four months to three years.

      In connection with the Acquisition and distribution agreement, the Company and AOL have agreed that a co-branded version of the Excite service will be the exclusive provider of Web search and directory services to AOL's customers for a minimum of two years. The Company will receive a share of revenues generated by the co-branded version of the Excite services hosted on AOL as royalties, and AOL will incur all hosting, advertising and selling expenses. On March 13, 1997, the co-branded service "NetFind" became available on AOL, which allows AOL subscribers easier access to Excite Search and Excite Directory.

      In March 1997, the Company entered into new agreements with Netscape to continue the Premier Provider arrangement for the Excite brand, and entered a Marquee Provider agreement for the WebCrawler brand covering the period from May 1, 1997 through April 30, 1998. Under the terms of these new agreements, the Company is committed to make minimum payments of $8.25 million in exchange for a guaranteed number of impressions. Of the $8.25 million, $5.75 million will be paid in cash ($5.25 million in 1997 and $500,000 in 1998) and $2.5 million will be applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of a specified number of advertising impressions. To the extent that the number of impressions provided by Netscape under the Premier Provider and Marquee Provider agreements exceed the minimum guarantees, the Company will be subject to additional fees based on the actual number of impressions delivered above the minimum.


RESULTS OF OPERATIONS

REVENUES

      Revenues increased $6.1 million from $1.4 million for the three months ended March 31, 1996 to $7.5 million for the comparable period in 1997. This increase is due to increased sales of advertisements, an increase in sales of targeted advertising with higher rates charged to advertisers and an increase in the number of advertisers purchasing advertising banners on the Company's web sites. The Company expects to continue to derive substantially all of its total revenue from selling advertisements on its network. Because the market for advertising on the Web is intensely competitive, advertising rates could be subject to pricing pressures in the future. If the Company is forced to reduce its advertising rates or experiences lower CPM's (price per thousand impressions) as a result of such competition or otherwise, future revenues could be adversely affected.

COST OF REVENUES

      Cost of revenues consists primarily of expenses related to the maintenance and technical support of the Excite Network, which are comprised principally of personnel costs, telecommunications costs, equipment depreciation, royalties and overhead allocations, costs related to revenue sharing agreements and amortization of purchased technology. Cost of revenues, excluding the amortization of purchased technology, increased $2.0 million from $389,000 for the three months ended March 31, 1996 to $2.4 million for the comparable period in 1997, and represented 28% and 32% of revenues for the three months ended March 31, 1996 and 1997, respectively. The increase is due primarily to increased personnel expenses and equipment costs relating to maintaining and supporting the Company's Web sites and increasing revenue sharing costs for the distribution of the Company's services and the acquisition of content. Cost of revenues in future periods are expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services.

      In the three month period ended March 31, 1997, the Company also recognized, as a component of total cost of revenues, amortization of purchased technology of $2.4 million related to the purchase of the WebCrawler Assets, which represents 32% of revenues. Amortization expense is expected to be approximately $1.9 million in each of the remaining three quarters of 1997, assuming no additional acquisitions and no significant adjustments to the economic lives of the underlying intangible assets.

GROSS MARGIN

      Gross margin as a percentage of revenues was 72% and 36% for the three month periods ended March 31, 1996 and 1997, respectively. The decline in the gross margin as a percentage of revenues was due primarily to the amortization of purchased technology discussed above. In addition, the growth in infrastructure associated with the merger with McKinley and acquisition of the WebCrawler Assets, and expansion of operations to support expanded Web site offerings contributed to the decrease. In the future, gross margins may be affected by the types of advertisements sold and revenue-sharing provisions of certain access and content provider agreements. Advertisements which target a specific audience typically have higher gross margins than advertisements which target the mass Web consumer market. Furthermore, pursuant to the provisions of certain agreements with operators of Web access points and with content providers, the Company shares advertising revenues based upon the number of consumers directed to its network. A low level of targeted advertising as a percentage of total advertising sold, a decrease in targeted or mass Web advertising rates or an increase in the Company's advertising revenue sharing obligations could adversely affect gross margins.

OPERATING EXPENSES

      The Company's operating expenses have generally increased in absolute dollar amounts since inception through March 31, 1997. This trend reflects the Company's rapid transition from the product development stage to marketing and offering its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market leadership. As a consequence, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

      PRODUCT DEVELOPMENT. Product development expenses consist principally of engineering and editorial personnel costs, allocation of overhead, equipment depreciation, consulting and supplies. Costs related to research, design and development of products have been charged to product development expense as incurred. Product development expenses increased $1.7 million or 123% from $1.4 million for the three months ended March 31, 1996 to $3.1 million for the comparable period in 1997. These expenses represented 100% and 41% of revenues in the three month periods ended March 31, 1996 and 1997, respectively. The increase in absolute dollars was primarily attributable to an increase in engineering and editorial headcount as well as increased product development activities resulting from the acquisition of the WebCrawler Assets and the merger with McKinley. The Company believes that a significant level of product development expense is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs will increase in absolute dollars in future periods.

      SALES AND MARKETING. Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, allocation of overhead, creative services and promotional and advertising expenses. Sales and marketing expenses increased $3.8 million or 152%, from $2.5 million for the three months ended March 31, 1996 to $6.3 million for the comparable period in 1997. These expenses represented approximately 181% and 83% of revenues in the three month periods ended March 31, 1996 and 1997, respectively. This increase was due primarily to the hiring of additional sales and marketing personnel and increased advertising and promotional expenses, in particular, continuation of the Company's media campaign that was launched during the fourth quarter of 1996. The Company expects to incur significant promotional and advertising expenses and anticipates that these costs will increase in absolute dollars although the Company has no current plans to undertake any promotional and advertising campaign similar to that during the fourth quarter of 1996.

         DISTRIBUTION LICENSE FEES. Distribution license fees decreased from $1.6 million for the three months ended March 31, 1996 to $30,000 for the comparable period in 1997. The first quarter of 1996 included a one-time, non-cash charge of approximately $1.6 million related to the issuance of the AOL Warrant in connection with a nonexclusive agreement entered into in March 1996, which was amended on March 27, 1997 to be exercisable into an equivalent number of shares of Series E-3 Convertible Preferred Stock.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, allocation of overhead and fees for professional services. General and administrative expenses increased approximately $148,000, or 13% from $1.1 million for the three months ended March 31, 1996 to $1.3 million for the comparable period in 1997. These expenses represented 83% and 17% of revenues for the three month periods ended March 31, 1996 and 1997, respectively. The dollar increase in general and administrative expenses was due to increased personnel, professional service fees, provision for doubtful accounts and relocation to new facilities to support the Company's growth. The Company anticipates that its general and administrative expenses will continue to increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure, relocates to a new facility during the second quarter of 1997, negotiates and assimilates acquisitions of acquired technologies and businesses and incurs costs related to operating as a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees.

         MERGER AND ACQUISITION COSTS. The Company has in the past, and may in the future, acquire businesses, technologies, services, product lines, content databases or access to content databases that are complimentary to the Company's business. During the three months ended March 31, 1997, the Company incurred merger and acquisition costs of $953,000 relating to the amortization of goodwill and other purchased intangibles resulting primarily from the acquisition of the WebCrawler Assets in December 1996. Although the Company believes that its previous acquisitions were in the best interests of the Company and its shareholders, acquisitions involve a number of special risks. For example, the assimilation of McKinley's and the Company's operations required, among other things, the integration of service offerings, coordination of the research and development and sales and marketing efforts of the two companies, the assumption by the Company of approximately $10.0 million in liabilities, the addition of approximately 50 personnel and the distraction of the Company's management from the day-to-day business of the Company. There can also be no assurance that any given acquisition, if consummated, would not have a material adverse effect on the Company's business, results of operations and financial condition.

      INTEREST INCOME (EXPENSE) AND OTHER. Interest income for the three months ended March 31, 1996 and 1997 were $30,000 and $230,000, respectively. This increase reflects larger amounts of interest being earned on higher average investment balances, due primarily to cash received from the Company's initial public offering in April 1996. Interest expense and other increased from $28,000 to $119,000 for the three months ended March 31, 1996 and 1997, respectively. This increase was due primarily to increased expenses associated with capital lease obligations and interest paid on bank borrowings.


LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1997 the Company had $13.3 million in unrestricted cash, cash equivalents and short-term investments, a decline of $7.5 million from December 31, 1996. Prior to its initial public offering, the Company financed its operations and met its capital expenditure requirements primarily from proceeds of the private sale of equity and debt securities totaling approximately $18.2 million. In April 1996, the Company completed its initial public offering of Common Stock. The Company sold 2,300,000 shares of its Common Stock for net proceeds of approximately $35.4 million, net of underwriting discounts and other offering costs. During the third quarter of 1996, the Company completed its merger with McKinley, resulting in a significant increase in headcount and overhead, as well as the assumption and payment of additional liabilities. The Company maintains its cash and cash equivalents in short-term and medium-term investment-grade interest-bearing securities until required for other purposes.

      In March 1997, the Company entered into a line of credit for $6.0 million of which $3.0 million will mature on September 30, 1997 with the remainder maturing in March 1998. This line of credit bears interest at rates ranging from the bank's prime rate to prime plus .25% and is collateralized by a security interest in all assets of the Company. This line of credit agreement contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock without the prior written consent of the bank. As of March 31, 1997, the Company had outstanding borrowings against this line of credit of $6.0 million, and was in compliance with all financial covenants.
See Note 7 of Notes to Condensed Consolidated Financial Statements.

      The Company's operating activities for the three month periods ended March 31, 1997 and 1996 used cash of $10.4 million and $3.7 million, respectively. The increased use of cash was primarily attributable to increased operating expenses including, but not limited to, payments to Netscape and to the Company's advertising agency for a $5 million advertising campaign launched during the fourth quarter of 1996.

      Investing activities for the three month periods ended March 31, 1997 and 1996 provided cash of $9.5 million and used cash of $65,000, respectively. The increased cash provided was primarily due to the net sale of short-term investments.

      Financing activities for the three month periods ended March 31, 1997 and 1996 generated cash of $4.8 million and $14.9 million, respectively. The decrease in cash provided was due primarily from the sale of Preferred Stock and Common Stock totaling $13.8 million during the three month period ended March 31, 1996, which did not recur in 1997. This was partially offset by note payable borrowings of $6.0 million during the three month period ended March 31, 1997.

      Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. The Company expects that its capital expenditures will increase as its employee base grows. As of March 31, 1997, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures of approximately $5.0 million for the remainder of 1997, a portion of which may be financed by the sale of equity securities and a portion of which may be financed through equipment leases and bank borrowings.

      The Company has incurred operating losses to date of approximately $59.0 million and has available working capital at March 31, 1997 of $1.6 million. The Company believes that additional funding will be needed to finance expected operations in the year ending December 31, 1997. On March 3, 1997 the Company filed a registration statement on Form S-1, and on April 29, 1997 filed Amendment No. 1 to the Form S-1, with the United States Securities and Exchange Commission for the proposed sale of up to 2,300,000 shares of the Company's Common Stock. This registration statement is not yet effective, and there can be no assurance that the proposed offering to be made thereby will be consummated. If such additional funding is not available, or if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources through at least December 31, 1997.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

EXTREMELY LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT AND ANTICIPATION OF CONTINUED LOSSES

      The Company has an extremely limited operating history upon which an evaluation of the Company and its current business can be based. In addition, there is a lack of proven business models for companies like Excite which rely substantially upon the sale of advertising on the Web. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Web and Web-based advertising markets. See risks described above in "Forward Looking Statements."

There can be no assurance that the Company will be successful in addressing such risks. The Company has achieved only limited revenues to date, has incurred significant operating losses since inception and as of March 31, 1997, the Company had an accumulated deficit of approximately $59.0 million. The Company has also generally experienced significant increases in operating losses on an annual and quarterly basis since inception. Although the Company has recently experienced significant revenue growth, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow. There can also be no assurance that any revenue growth that the Company experiences will be indicative of future operating results. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. Given the level of planned expenditures, the Company anticipates that it will continue to incur operating losses through at least the end of 1997. The extent of these losses will be contingent on the amount of growth in the Company's advertising revenues. Although the Company does not anticipate that its operating loss will continue to increase, there can be no assurance that operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; UNPREDICTABILITY OF FUTURE REVENUES AND DEPENDENCE ON ADVERTISING REVENUES

      As a result of the Company's extremely limited operating history, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future advertising revenues, and to a large extent are fixed. There can be no assurance that the Company will be able to accurately predict the levels of future advertising revenues, particularly in light of the intense competition for the sale of Web-based advertisements and the uncertainty as to the viability of the Web as an advertising medium, and the failure to do so would have a materially adverse effect on the Company's business, results of operations and financial condition. In addition, the Company derives substantially all of its revenues from the sale of advertising pursuant to short-term advertising contracts. As a result, quarterly revenues and operating results are entirely dependent on advertising revenues received within the quarter, which are difficult to forecast, and are also dependent on the Company's ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. The cancellation or deferral of a small number of existing advertising contracts or the failure to obtain new advertising contracts in any quarter could materially and adversely affect the Company's business, results of operations and financial condition for such quarter. Furthermore, the Company derives advertising revenue based on the amount of traffic, or page views, on the Excite Network. Accordingly, any significant shortfall of traffic on the Excite Network in relation to the Company's expectations, or the expectations of existing or potential advertisers, would have an immediate material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's short-term advertising contracts require the Company to guarantee a minimum number of impressions. In the event that these minimum impressions are not met, the Company could be required to refund a portion of the fees from such advertisers. If the Company fails to meet this guaranteed number of impressions, the ability of the Company to sell advertising to new or existing advertisers could be adversely affected. In addition, the Company's ability to generate significant advertising revenues will depend, among other things, on advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers and the ability of the Company to develop and update effective advertising delivery and measurement systems. The Company believes that the number of companies relying on fees from Web-based advertising has increased substantially during the past year. Accordingly, the Company may face increased pricing pressure for the sale of advertisements on its network. Moreover, "filter" software programs that limit or remove advertising from a Web user's desktop are available. Widespread adoption of such software by users could have a material adverse effect upon the viability of advertising on the Web. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues, and a failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company's operating results have varied on a quarterly basis during its limited operating history and the Company expects to experience significant fluctuations in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside the Company's control, including, without limitation, specific economic conditions relating to the Internet and the Web, usage of the Web, demand for advertising on the Excite Network as well as demand for Web-based advertising in general, changes in advertising rates as a result of competition or otherwise, seasonal trends in advertising sales, the advertising budgeting cycles of advertisers, incurrence of charges in connection with the Company's distribution relationships with Netscape, AOL and other Internet service providers ("ISPs") and online service providers ("OSPs") or other third parties, demand for the Company's services, incurrence of costs relating to acquisitions of businesses or technologies, introduction or enhancement of services the Company and its competitors, market acceptance of new services, delays in the introduction of services or enhancements by the Company or its competitors, changes in the Company's pricing policies or those of its competitors, mix of types of advertisements sold, such as the amount of targeted advertising sold as a percentage of total advertising sold, capacity constraints and dependencies on computer infrastructure and general economic conditions. In order to promote and maintain awareness of the Company's brands, the Company has in the past and may in the future significantly increase its advertising and/or promotion budgets for a particular quarter which could materially and adversely affect the Company's business, results of operations and financial condition for such period. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain other pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING

      The Company anticipates that the net proceeds of its proposed offering of common stock, together with its bank line of credit and available funds will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion for at least the next 12 months. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.

DEPENDENCE ON NETSCAPE, AOL AND OTHER THIRD-PARTY RELATIONSHIPS

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

      Under its new Premier Provider and Marquee Provider Agreements with Netscape, the Company's Excite service is designated as one of four "Premier Providers" and the Company's WebCrawler brand is designated as one of many "Marquee Providers" of search and navigation services accessible from the Netscape "Net Search" page. The Company believes that a substantial portion of its aggregate historical user traffic is attributable to Netscape. The Company believes that it will continue to be substantially dependent on its relationship with Netscape for a significant percentage of its traffic. See Note 9 of Notes to Condensed Consolidated Financial Statements.

      The Company has also entered into a five-year distribution agreement with AOL pursuant to which a co-branded version of the Excite search and directory service is designated as the exclusive Web search and retrieval service for AOL for at least a two year period. After the expiration of this initial two year exclusivity period, the parties can extend the exclusive arrangement only by mutual agreement. If the exclusivity period does not extend beyond the initial two year term, the co-branded service would become the "default" search and directory service on AOL, however, AOL could enter into a strategic relationship with a competitor of the Company or offer its own competing services. In such an event, the amount the Company's advertising revenues could be materially and adversely affected. In addition, if the Company fails to satisfy certain technical, product feature and editorial criteria during the term of the agreement, if the Company and AOL fail to renew this agreement upon the expiration of the five year term, or if any renewal is on materially worse terms than the initial agreement with AOL, there could be a material adverse effect on the Company's business, results of operations and financial condition. In addition, any decline in the number of AOL subscribers could adversely affect the amount of traffic on the Excite Network.

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

      Substantially all of the Company's communications hardware and certain of its computer hardware operations are located at leased facilities in Redwood City, California, an area susceptible to earthquakes. The Company has experienced system failures or outages from time to time in the past, which have disrupted the operation of the Excite Network. There can be no assurance that a system failure at these locations would not adversely affect the performance of the Excite Network. These systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have a disaster recovery plan. Although the Company carries property and business interruption insurance with low coverage limits, its coverage may not be adequate to compensate the Company for all losses that may occur. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of the Excite Network. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

VOLATILITY OF STOCK PRICE

      The market price of the Company's Common Stock is highly volatile and is subject to wide fluctuations (for example, during the six months ended March 31, 1997, the high and low closing prices of the Common Stock were $21.13 and $5.50, respectively) in response to quarterly variations in operating results, announcements of technological innovations or new services by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If brought, such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

--------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

         The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect the financial position, results of operations or liquidity of the Company. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on the Company's results of operations as a result of defense costs, diversion of management resources, and other factors.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)     The following exhibits are filed as part of this report:

                  11.01     Statement of Earnings Per Share(1)

                  27.01     Financial Data Schedule (EDGAR version only)(1)

                  ________________
                  (1) Previously filed with the Commission on April 29, 1997 as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-22669)

         (B) There were no reports on Form 8-K during the quarter ended March 31, 1997.

________________

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------


         In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EXCITE, INC.




Date:  May 8, 1997                    By:  /s/ Robert C. Hood
                                          --------------------------------------
                                           Robert C. Hood
                                           Executive Vice President,
                                           Chief Administrative Officer and
                                           Chief Financial Officer



                                      By:  /s/ George Bell
                                           -------------------------------------
                                           George Bell
                                           President and Chief Executive Officer