Form 10-Q
period 1997-06-30
EXCITE INC
filed 1997-08-13
CIK 1007297

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ----------
                         Commission file number 0-28064

                                  EXCITE, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                  77-0378215
        (State or other                            (I.R.S. Employer
        jurisdiction of                         Identification Number)
       incorporation or
         organization)

                                  555 BROADWAY
                         REDWOOD CITY, CALIFORNIA 94063
                    (Address of principal executive offices)
                    ----------------------------------------

                                 (415) 568-6000
              (Registrant's telephone number, including area code)
                    ----------------------------------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X  NO
                                    -----  -----

  As of July 31, 1997, there were 15,375,370 shares of the Registrant's Common
                               Stock outstanding.
================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
EXCITE, INC.
INDEX
--------------------------------------------------------------------------------


                                                                                 PAGE
PART I         FINANCIAL INFORMATION                                            NUMBER
                                                                                ------
ITEM 1:        Financial Statements:

               Condensed Consolidated Balance Sheets as of June 30, 1997 and
                  December 31, 1996...........................................     3

               Condensed Consolidated Statements of Operations for the three
                  and six months ended June 30, 1997 and 1996.................     4

               Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1997 and 1996.........................     5

               Notes to Condensed Consolidated Financial Statements...........     6

ITEM 2:        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................    11

PART II        OTHER INFORMATION

ITEM 1:        Legal Proceedings..............................................    21

ITEM 2:        Changes in Securities..........................................    21

ITEM 3:        Defaults Upon Senior Securities................................    21

ITEM 4:        Submission of Matters to a Vote of Security Holders............    21

ITEM 5:        Other Information..............................................    22

ITEM 6:        Exhibits and Reports on Form 8-K...............................    22

               Signatures.....................................................    23

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  EXCITE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)


                                                               JUNE 30,      DECEMBER 31,
                                                                 1997            1996
                                                             --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents............................      $    13,308    $      3,971
   Short-term investments...............................           28,534          16,863
   Restricted investments...............................              419           1,496
   Accounts receivable, net.............................            8,535           3,340
   Prepaid expenses and other current assets............            1,999           1,070

                                                             --------------  --------------
      Total current assets..............................           52,795          26,740
Property and equipment, net.............................           11,212           8,194
Intangible assets, net..................................            6,237          11,841
Other assets............................................            1,249             923

                                                             --------------  --------------
                                                              $    71,493    $     47,698

                                                             ==============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank line of credit and other notes payable..........      $     6,100    $      1,200
   Accounts payable.....................................            5,197           6,699
   Accrued compensation.................................            1,690             861
   Accrued distribution license fees....................              230           2,300
   Capital lease obligations, current portion...........            2,519           2,325
   Deferred revenues....................................            1,853           1,784
   Other accrued liabilities............................            2,827           3,447
                                                             --------------  --------------
        Total current liabilities.......................           20,416          18,616

Capital lease obligations...............................            3,221           3,985
Shareholders' equity
   Convertible Preferred stock .........................           17,441          15,816
   Common stock ........................................           97,695          59,999
   Deferred compensation................................             (308)           (388)
   Unrealized loss on available-for-sale investments....              (96)           (128)
   Accumulated deficit..................................          (66,876)        (50,202)

                                                             --------------  --------------
        Total shareholders' equity......................           47,856          25,097

                                                             --------------  --------------
                                                              $    71,493    $     47,698

                                                             ==============  ==============


            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)


                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                            -------------------------        ------------------------
                                               1997            1996            1997           1996
                                             --------        --------        --------        --------
Revenues .................................   $  9,495        $  2,816        $ 17,010        $  4,190

Cost of revenues:
  Cost of revenues excluding amortization       1,990             427           4,382             816

  Amortization of purchased technology ...      1,938              --           4,337              --
                                             --------        --------        --------        --------
        Total cost of revenues ...........      3,928             427           8,719             816
                                             --------        --------        --------        --------
Gross profit                                    5,567           2,389           8,291           3,374

Operating expenses:
  Product development ....................      3,217           2,109           6,283           3,485

  Sales and marketing ....................      6,533           3,203          12,814           5,692

  Distribution license fees ..............      1,630          10,000           1,660          11,625
  General and administrative .............      1,653           2,782           2,942           3,923

  Merger and acquisition related
  costs, including amortization of
  goodwill and other purchased intangibles        313              73           1,266              73
                                             --------        --------        --------        --------
        Total operating expenses .........     13,346          18,167          24,965          24,798
                                             --------        --------        --------        --------
Operating loss ...........................     (7,779)        (15,778)        (16,674)        (21,424)

Interest income ..........................        114             491             344             521

Interest and other expense ...............       (225)           (121)           (344)           (149)
                                             --------        --------        --------        --------
Net loss .................................   $ (7,890)       $(15,408)       $(16,674)       $(21,052)
                                             ========        ========        ========        ========
Net loss per share .......................   $  (0.63)       $  (1.29)       $  (1.35)       $  (1.81)
                                             ========        ========        ========        ========
Shares used in computing net loss per
   share .................................     12,504          11,968          12,359          11,654
                                             ========        ========        ========        ========



            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                 1997            1996
                                                                   --------        --------
   Net loss ................................................       $(16,674)       $(21,052)

   Adjustments to reconcile net loss to net cash used in operating activities:

     Amortization of deferred compensation .................             80             390

     Warrant issued ........................................             --           1,625

     Depreciation ..........................................          2,397             475

     Amortization of intangibles ...........................          5,604              --

     Loss on disposal of property and equipment ............             --             116

     Provision for loan impairment .........................             --             629
     Changes in assets and liabilities:
       Accounts receivable .................................         (5,195)         (1,568)

       Prepaid expenses and other current assets ...........           (929)           (397)

       Other assets ........................................           (326)            (93)

       Accounts payable ....................................         (1,502)          1,922

       Accrued compensation ................................          1,469              30

       Accrued distribution license fees ...................         (2,070)          8,500

       Other accrued liabilities ...........................           (620)          1,513

       Deferred revenues ...................................             69           1,824

                                                                   --------        --------
         Net cash used in operating activities .............        (17,697)         (6,086)
                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment .....................         (5,198)         (1,649)

   Purchases of investments ................................        (30,129)             --

   Sales and maturities of investments .....................         19,567             353

   Notes and advances to Novo MediaGroup, Inc. .............             --            (629)
                                                                   --------        --------
         Net cash used in investing activities .............        (15,760)         (1,925)
                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations ...................           (787)           (201)

   Proceeds from bank line of credit and other notes payable          6,000           3,490

   Payments on bank line of credit and other notes payable .         (1,100)         (1,371)

   Proceeds from sale of redeemable convertible preferred ..             --          12,282
      stock
   Proceeds from sale of common stock and common stock .....         38,681          36,951
      warrants
                                                                   --------        --------
         Net cash provided by financing activities .........         42,794          51,151
                                                                   --------        --------
Net increase in cash and cash equivalents ..................          9,337          43,140

   Cash and cash equivalents at beginning of period ........          3,971             760
                                                                   --------        --------
   Cash and cash equivalents at end of period ..............       $ 13,308        $ 43,900
                                                                   ========        ========
NON-CASH FINANCING ACTIVITIES
   Conversion of preferred stock to common stock ...........   $         --        $ 16,129

   Conversion of notes payable to common stock .............             --           1,400
   Amendment of common stock warrant to preferred stock ....          1,625              --
   warrant
   Conversion of notes payable to common stock .............             --             250

   Fixed assets acquired under capital leases ..............          1,967           1,011


            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Basis of Presentation

      Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, provides a gateway to the World Wide Web ("the Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers make sense of the Web, the Excite Network, including the Excite and WebCrawler brands, contains a suite of specialized information services which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and personalization capabilities. The Company's goal is to be the Web's leading branded media network with the largest consumer reach, thereby creating an efficient means of advertising on the Web. To this end, the Excite Network serves as a home base where consumers can gather, interact and return to during each Web experience. The Company derives a substantial portion of its revenues from selling advertising on its Web sites to customers in various industries. The company conducts its business within one industry segment.

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

      The condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of operations and cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

      These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A as filed with the Securities and Exchange Commission on April 16, 1997. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997.

Revenue Recognition

      Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. The Company has recently entered into some longer-term advertising sponsorship agreements; however, revenue from such contracts has not been significant to date. Advertising revenues are recognized ratably over the term of the contract. To the extent minimum guaranteed impression levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. Revenues from the sale of certain advertising space are shared with third parties pursuant to the terms of certain agreements. To date, amounts allocable to third parties have not been significant.

Intangible Assets

      Intangible assets consist primarily of goodwill, developed technology, distribution rights, trademarks, bookmarks and trade names, and are being amortized generally over periods ranging from four months to three years. These purchased intangibles and goodwill relate to the acquisitions of certain assets from other companies.


                                                   LIFE IN        JUNE 30,      DECEMBER 31,
                                                   MONTHS          1997             1996
                                                   -------        --------        --------
                                                                   (In thousands)
Trademarks, trade names, goodwill and other        24 - 36        $  2,708        $  2,708
Developed technology ......................             13           8,400           8,400
Operating agreement .......................              4           1,200           1,200
Distribution agreement ....................             24             500             500
                                                                  --------        --------
                                                                    12,808          12,808
Less accumulated amortization .............                         (6,571)           (967)
                                                                  --------        --------
                                                                  $  6,237        $ 11,841
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

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("Statement No. 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The change is expected to result in an increase in the loss per share for the six month period ended June 30, 1996 to $2.85 due to the exclusion of shares relating to Staff Accounting Bulletins. The impact of Statement No. 128 on the calculation of historically reported primary or fully diluted earnings per share for the period subsequent to the Company's initial public offering is not expected to be material, as the Company has recorded losses and has therefore excluded the impact of stock options, as these would be anti-dilutive.

2.    ASSET PURCHASE

      In November 1996, the Company entered into a series of agreements with America Online, Inc. ("AOL"), a provider of Internet online services, whereby a co-branded version of the Excite brand became the exclusive Internet search and directory service for AOL. Under these agreements, Excite acquired AOL's WebCrawler search and directory technology (the "WebCrawler Assets"), for 1,950,000 shares of the Company's Series E-1 and E-2 Convertible Preferred Stock, that were issued on March 27, 1997 (see Note 7.) In addition, in connection with these agreements with AOL, a warrant held by AOL, which previously was exercisable into 650,000 shares of common stock at an exercise price of $8.00 per share, was amended to become exercisable into 650,000 shares of Series E-3 Convertible Preferred Stock at the same exercise price per share. AOL was also granted the right to exchange the 680,330 shares of Common Stock beneficially owned by it for an equivalent number of shares of the Company's Series E-4 Convertible Preferred Stock. In June 1997, AOL notified the company that it would exercise this exchange right.

      The series of agreements have been accounted for as the acquisition of rights to developed and purchased in-process technologies and distribution rights. The intangible assets were recorded based on their independently appraised fair values as of December 1, 1996. Of the total purchase price, $3.5 million was allocated to purchased in-process technology and the remaining excess purchase price of approximately $12.6 million was allocated to goodwill, distribution rights, trademarks, bookmarks and trade names. The amount of the purchase price allocated to purchased in-process technology was charged to the Company's operations as of December 1, 1996.

      The Company determined the amounts to be allocated to developed and purchased in-process technology based on whether technological feasibility had been achieved (as defined and utilized by the Company in assessing software capitalization) and whether there was any alternative future use for the technology. Other considerations included the time and cost to complete each project, expected income, and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. The Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the technology in different products or services, resale of the technology and internal usage.

3.   RESTRICTED INVESTMENTS

      The Company has restricted investments at June 30, 1997 of approximately $419,000. This amount consists of a restricted certificate of deposit of $233,000 held as collateral by a financial institution against a letter of credit for tenant improvements at the Company's new headquarters (see Note 8.) The remaining $186,000 consists of a restricted investment in common stock held as collateral by a financial institution against the Company's line of credit borrowings (see Note 6.)

4.    PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost, net of accumulated amortization and depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (between one and ten years.) Equipment purchased under capital leases is amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property and equipment, at cost, consist of the following:


                                                             JUNE 30,       DECEMBER 31,
                                                               1997            1996
                                                             ------------------------
                                                                    (In thousands)
                                                             --------        --------
Purchased computer equipment and internal use software       $  3,092        $  1,968
Leased computer equipment and internal use software ..          8,039           7,891
Purchased furniture and fixtures .....................          1,741             370
Leased furniture and fixtures ........................            522             297
Leasehold improvements ...............................          2,229              60
                                                             --------        --------
                                                               15,623          10,586
Less accumulated depreciation and amortization .......         (4,411)         (2,392)
                                                             --------        --------
                                                             $ 11,212        $  8,194
                                                             ========        ========


5.    SALE OF COMMON STOCK

      On March 3, 1997 the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission for the sale of shares of the Company's Common Stock. The company sold all of the 2.9 million shares of the Company's Common Stock to Intuit Inc. ("Intuit") on June 26, 1997 at a price of $13.50 per share (see also Note 9.) Proceeds to the Company from this offering were approximately $38.4 million net of offering costs.

      Intuit was also granted a right of first refusal to participate in certain future issuances of the Company's securities (in order to prevent dilution of Intuit's percentage ownership), and registration rights with respect to the shares, as well as any shares that might be purchased pursuant to the right of first refusal. The agreements also place certain conditions on Intuit's ability to dispose of its shares of, or acquire additional shares of, the Company's common stock. In addition, so long as Intuit continues to hold at least 10% of the Company's outstanding Common Stock, Intuit has the right to have a representative attend all Board of Directors meetings in a non-voting observer capacity, or to designate a nominee for election to the Board.

6.    NOTES PAYABLE

      At December 31, 1996, the Company had a $1.0 million revolving line of credit with a bank available through March 31, 1997. In March 1997, the Company replaced this line of credit with a new line of credit in the amount of $6.0 million, of which $3.0 million will mature on September 30, 1997 with the remainder maturing in March 1998. This line of credit bears interest at rates ranging from the bank's prime rate (8.5% at June 30, 1997) to the bank's prime rate plus .25% and is secured by substantially all of the Company's assets. This line of credit also contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock without the prior written consent of the bank. At June 30, 1997, a short-term investment with a carrying amount of $186,000 was held by the bank as collateral for the line of credit borrowings and is not available to the Company.

Notes payable and line of credit borrowings consist of the following:


                         JUNE 30,    DECEMBER 31,
                           1997         1996
                          ------       ------
                             (In thousands)
                          ------       ------
Bank line of credit       $6,000       $1,100
Other notes payable          100          100
                          ------       ------
                          $6,100       $1,200
                          ======       ======


7.    CONVERTIBLE PREFERRED STOCK AND WARRANT

      Effective March 27, 1997, the Company issued to AOL a total of 1,950,000 shares of the Company's Series E-1 and E-2 Convertible Preferred Stock in connection with the closing of the asset purchase agreement relating to the WebCrawler Assets (see Note 2.)

      In March 1996, the Company entered into an agreement with AOL whereby, in return for certain distribution rights, the Company issued a warrant to purchase 650,000 shares of Common Stock at an exercise price of $8.00 per share (the "AOL Warrant"). This warrant expires in March 2001. A charge to operations of $1.6 million for the fair value of the warrant was recorded at the time of issuance as a distribution license fee. The value of the warrant was established through an independent appraisal. In connection with the agreements with AOL described in Note 5, upon the closing of the acquisition of the WebCrawler Assets, this warrant was amended to be exercisable into an equivalent number of shares of Series E-3 Convertible Preferred Stock at the same exercise price per share. The value attributed to this amendment of the warrant terms from Common Stock to Series E-3 Convertible Preferred Stock was minimal, as the expiration date of the warrant was also amended such that this warrant expires with respect to 325,000 shares on September 30, 1997, instead of in March 2001.

8.    OPERATING LEASE COMMITMENTS

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

9.    SIGNIFICANT AGREEMENTS AND OTHER COMMITMENTS

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

      In March 1997, the Company entered into new agreements, which commenced in May 1997, whereby the Excite brand became one of four "Premier Providers" and the WebCrawler brand became one of many "Marquee Providers" of search and navigation services accessible from Netscape's "Net Search" page. Under the terms of these new agreements, the Company is committed to make minimum aggregate payments of $8.25 million in exchange for a guaranteed number of impressions. Of the $8.25 million minimum, $5.75 million will be paid in cash ($5.25 million in 1997 and $500,000 in 1998) and $2.5 million will be applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of a specified number of advertising impressions. To the extent that the number of impressions provided by Netscape under the Premier Provider and Marquee Provider agreements exceed the minimum guarantees, the Company will be subject to additional fees based on the actual number of impressions delivered above the minimum. The Company recorded expenses of $1.7 million in the second quarter of 1997 based upon the number of impressions delivered by Netscape under these agreements in May and June 1997.

      In June 1997, the Company sold 2.9 million shares of the Company's Common Stock to Intuit at a price of $13.50 per share. Proceeds from this offering were approximately $38.4 million net of offering costs. Also in June 1997, the Company entered into a Joint Activities Agreement with Intuit. Under this agreement, Intuit will become the exclusive provider and aggregator of financial content on all of Excite's services, and Excite will become the exclusive search and navigation service featured in the U.S. versions of Intuit's Quicken, Quickbooks and TurboTax products. The two companies will share certain revenues and expenses at varying amounts throughout the seven year term of this agreement.

      Also in June 1997, the Company entered into a Co-Marketing Services Agreement and a Trademark License Agreement with Netscape. Under these agreements, Excite will be responsible for the programming, production, operations and advertising sales of "International Netscape Guide by Excite" (the "Guide"), a new service which will be managed by Excite and made available in Japan, Germany, France, UK and Australian markets, accessible from their respective Netscape Web sites and from the Guide button on localized versions of the Netscape Communicator tool bar. These agreements provide that revenue, if any, from advertising on the Guide, will be shared between the Company and Netscape. The Company made a one-time non-refundable license fee payment to Netscape of $4.0 million in July 1997, which will be amortized over the terms of these agreements.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the failure of the Company to achieve increases in advertising revenues, the failure of the Company to maintain premier positions on certain high traffic World Wide Web ("Web") access points such as those maintained by America Online, Inc. ("AOL"), Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"), risks associated with the development and timely introduction and consumer acceptance of the Company's personal finance channel to be jointly developed and operated by Intuit Inc. ("Intuit"), the ability of the Company to develop and introduce in a timely manner the International Netscape Guide by Excite and the ability of such service to achieve consumer and advertiser acceptance for the International Netscape Guide by Excite, particularly in the international market where the Company has limited operating experience, the ability of the Company to successfully integrate sponsored services into the Excite service and the ability of the Company to meet minimum guaranteed impressions under such agreements, the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase levels of traffic on the Excite Network, development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, reductions in market prices for Web-based advertising as a result of competition or otherwise, the inability of the Company to effectively integrate the technology and operations of the WebCrawler Assets or any other subsequently acquired businesses or technologies with its operations, the inability to identify, attract, retain and motivate qualified personnel, general economic conditions and those risk factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, because the Company has limited experience with sponsorship advertising agreements, the Company is unable to determine what effect such agreements will have on future gross margins and results of operations. The following discussion also should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Form 10-K/A, filed with the Securities and Exchange Commission on April 16, 1997.

OVERVIEW

      The Company operates the Excite Network, which includes the Excite and WebCrawler brands, and provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Excite, formerly Architext Software, Inc., was formed in June 1994 and, from its inception to September 1995, its operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets and providing custom product development and consulting services. The Company first launched its Excite search and directory service in October 1995. The Company has achieved only limited revenues to date and has incurred significant operating losses since inception. See "Risk Factors That May Affect Future Results - Extremely Limited Operating History; Accumulated Deficit and Anticipation of Continued Losses."

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

      The Company acquired the WebCrawler Assets (the "Acquisition") from AOL for an aggregate of 1,950,000 shares of the Company's Convertible Preferred Stock. The Acquisition, which was consummated in March 1997 (the "Closing"), was recorded for accounting purposes as of December 1, 1996. The transaction was accounted for as the acquisition of rights to developed and purchased in-process technology and distribution rights. Of the total purchase price, $3.5 million was allocated to purchased in-process technology and the remaining excess purchase price of approximately $12.6 million was allocated to goodwill, distribution rights, trademarks, bookmarks and trade names. The amount of the purchase price allocated to purchased in-process technology was charged to the Company's operations as of December 1, 1996. The identified intangible assets and goodwill are being amortized over periods ranging from four months to three years. (See Note 1 of Notes to Consolidated Financial Statements.)

      In connection with the Acquisition and a distribution agreement, the Company and AOL have agreed that a co-branded version of the Excite service will be the exclusive provider of Web search and directory services to AOL's customers for a minimum of two years. The Company will receive a share of revenues generated by the co-branded version of the Excite services hosted on AOL as royalties, and AOL will incur all hosting, advertising and selling expenses. On March 13, 1997, the co-branded service "NetFind" became available on AOL, which allows AOL subscribers easier access to Excite Search and Excite Directory.

      In March 1997, the Company entered into new agreements with Netscape to continue the Premier Provider arrangement for the Excite brand, and entered into a Marquee Provider agreement for the WebCrawler brand covering the period from May 1, 1997 through April 30, 1998. Under the terms of these new agreements, the Company is committed to make minimum payments of $8.25 million in exchange for a guaranteed number of impressions. Of the $8.25 million minimum, $5.75 million will be paid in cash ($5.25 million in 1997 and $500,000 in 1998) and $2.5 million will be applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of a specified number of advertising impressions. To the extent that the number of impressions provided by Netscape under the Premier Provider and Marquee Provider agreements exceed the minimum guarantees, the Company will be subject to additional fees based on the actual number of impressions delivered above the minimum.

      In April 1997, the Company launched a channels-based format for its service and content on the Excite brand to provide consumers with an interface that reflects the way they navigate through other forms of media and enables advertisers to more effectively reach target consumers. The Excite brand includes 14 channels of topical interest such as Arts & Entertainment, Sports and Business & Investing, among others. By combining existing services with specialized information from content providers, Excite provides channel specific content including topical news, directories, bulletin boards, chat and search capabilities.

      In June 1997, the Company sold 2.9 million shares of the Company's Common Stock to Intuit at a price of $13.50 per share. Proceeds from this offering were approximately $38.4 million net of offering costs. Also in June 1997, the Company entered into a Joint Activities Agreement with Intuit. Under this agreement, Intuit will become the exclusive provider and aggregator of financial content on all of Excite's services, and Excite will become the exclusive search and navigation service featured in the U.S. versions of Intuit's Quicken, Quickbooks and TurboTax products. The two companies will share certain revenues and expenses at varying amounts throughout the seven year term of this agreement.

      Also in June 1997, the Company entered into a Co-Marketing Services Agreement and a Trademark License Agreement with Netscape. Under these agreements, Excite will be responsible for the programming, production, operations and advertising sales of "International Netscape Guide by Excite" (the "Guide"), a new service which will be managed by Excite and made available in Japan, Germany, France, UK and Australian markets, accessible from their respective Netscape Web sites and from the Guide button on localized versions of the Netscape Communicator tool bar. These agreements provide that revenue, if any, from advertising on the Guide, will be shared between the Company and Netscape. The Company made a one-time non-refundable trademark license fee payment to Netscape of $4.0 million in July 1997, which will be amortized over the terms of these agreements.

      Acquisitions involve a number of special risks. For example, the assimilation of McKinley's and the Company's operations required, among other things, the integration of service offerings, coordination of the research and development and sales and marketing efforts of the two companies, the assumption by the Company of approximately $10.0 million in liabilities, the addition of approximately 50 personnel and the distraction of the Company's management from the day-to-day business of the Company. There can also be no assurance that any future acquisition, if consummated, would not have a material adverse effect on the Company's business, results of operations and financial condition.


RESULTS OF OPERATIONS

REVENUES

      Revenues increased by $6.7 million and $12.8 million from $2.8 million and $4.2 million for the three and six months ended June 30, 1996, respectively, to $9.5 million and $17.0 million for the comparable periods in 1997, respectively. This increase is primarily the result of increased sales of advertisements, an increase in sales of targeted advertising with higher rates charged to advertisers, an increase in the number of advertisers purchasing advertising banners on the Company's Web sites and an increase in sponsorship advertising revenue. The Company expects to continue to derive substantially all of its total revenue from selling advertisements on its network. Because the market for advertising on the Web is intensely competitive, advertising rates could be subject to pricing pressures in the future. If the Company is forced to reduce its advertising rates or experiences lower CPM's (price per thousand impressions) as a result of such competition or otherwise, future revenues could be adversely affected. During the second quarter of 1997, the Company started to sell a combination of sponsorship and banner advertising contracts in addition to the banner advertising contracts historically sold by the Company. In general, such sponsorship advertising contracts have longer terms than standard banner advertising contracts, and also involve more integration with Excite's services, such as the placement of buttons to draw attention to the users and move such users from the Excite Network to the advertiser's Web site. For example, late in the second quarter of 1997 the Company entered into sponsorship and advertising agreements with Amazon.com, Inc. ("Amazon.com") and Ticketmaster Online. Amazon.com will become the Excite brand's exclusive bookseller and will be integrated throughout Excite's channels for the term of the agreement, which is subject to termination by Amazon.com after the first year in the event certain minimum guaranteed impression levels are not met.

COST OF REVENUES

      Cost of revenues consists primarily of expenses related to the maintenance and technical support of the Excite Network, which are comprised principally of personnel costs, telecommunications costs, equipment depreciation, royalties, overhead allocations, costs related to revenue sharing agreements and amortization of purchased technology. Including amortization of purchased technology, total cost of revenues increased $3.5 million and $7.9 million from $427,000 or 15% of revenues, and $816,000, or 19% of revenues, for the three and six months ended June 30, 1996, respectively to $3.9 million, or 41% of revenues, and $8.7 million, or 49% of revenues, for the three and six months ended June 30, 1997, respectively. Cost of revenues, excluding the amortization of purchased technology, increased $1.6 million and $3.6 million from $427,000, or 15% of revenues and $816,000, or 19% of revenues for the three and six months ended June 30, 1996, respectively, to $2.0 million or 21% of revenues and $4.4 million or 26% of revenues for the comparable periods in 1997, respectively. The increase in absolute dollars is due primarily to increased personnel expenses and equipment costs relating to maintaining and supporting the Company's Web sites and increasing revenue sharing costs for the distribution of the Company's services and the acquisition of content. Cost of revenues, excluding amortization, in future periods are expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services.

      In the three and six month periods ended June 30, 1997, the Company also recognized, as a component of total cost of revenues, amortization of purchased technology of $1.9 million and $4.3 million, respectively, related to the purchase of the WebCrawler Assets. Amortization expense is expected to be approximately $1.9 million in each of the remaining two quarters of 1997, assuming no additional acquisitions and no significant adjustments to the economic lives of the underlying purchased technology.

GROSS MARGIN

      Gross margin as a percentage of revenues was 85% and 81% for the three and six month periods ended June 30, 1996, respectively, as compared to 59% and 49% for the comparable periods of 1997, respectively. The decline in the gross margin as a percentage of revenues was due primarily to the amortization of purchased technology discussed above. In addition, the growth in infrastructure associated with the merger with McKinley and the acquisition of the WebCrawler Assets, and expansion of operations to support expanded Web site offerings also contributed to the decrease. In the future, gross margins may be affected by the types of advertisements sold and revenue-sharing provisions of certain distributions and content agreements, including but not limited to the agreements with Amazon.com and Intuit. Advertisements which target a specific audience typically have higher gross margins than advertisements which target the mass Web consumer market. Furthermore, pursuant to the provisions of certain agreements with operators of Web access points and with content providers, the Company shares advertising revenues based upon the number of consumers directed to its network. A low level of targeted advertising as a percentage of total advertising sold, a decrease in targeted or mass Web advertising rates or an increase in the Company's advertising revenue sharing obligations could adversely affect gross margins.

OPERATING EXPENSES

      The Company's operating expenses have generally increased in absolute dollar amounts since inception through June 30, 1997. This trend reflects the Company's rapid transition from the product development stage to marketing and offering its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market leadership. As a consequence, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

      PRODUCT DEVELOPMENT. Product development expenses consist principally of engineering and editorial personnel costs, allocation of overhead, equipment depreciation, consulting fees and supplies. Costs related to research, design and development of products have been charged to product development expense as incurred. Product development expenses increased in absolute dollars by $1.1 million and $2.8 million from $2.1 million, or 75% of revenues and $3.5 million, or 83% of revenues for the three and six months ended June 30, 1996, respectively, to $3.2 million or 34% of revenues and $6.3 million or 37% of revenues for the comparable periods in 1997, respectively. The increase in absolute dollars was primarily attributable to an increase in engineering and editorial headcount to support the move to a channels format for the Excite service as well as increased product development activities resulting from the acquisition of the WebCrawler Assets and the merger with McKinley. The Company believes that a significant level of product development expense is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs will increase in absolute dollars in future periods.

      SALES AND MARKETING. Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, allocation of overhead, creative services, promotional and advertising expenses. Sales and marketing expenses increased in absolute dollars by $3.3 million and $7.1 million from $3.2 million, or 114% of revenues and $5.7 million, or 136% of revenues for the three and six months ended June 30, 1996, respectively, to $6.5 million or 69% of revenues and $12.8 million or 75% of revenues for the comparable periods in 1997, respectively. The increase in absolute dollars was due primarily to the hiring of additional sales and marketing personnel. In addition, the six months ended June 30, 1997 included increased advertising and promotional expenses associated with the continuation of the Company's media campaign that was launched during the fourth quarter of 1996 into the first quarter of 1997. The Company expects to incur significant promotional and advertising expenses and anticipates that these costs will increase in absolute dollars although the Company has no current plans to undertake any promotional and advertising campaign similar to that undertaken during the fourth quarter of 1996.

      DISTRIBUTION LICENSE FEES. Distribution license fees decreased from $10.0 million and $11.6 million for the three and six months ended June 30, 1996, respectively, to $1.6 million and $1.7 million for the comparable periods in 1997, respectively. The first quarter of 1996 included a one-time, non-cash charge of approximately $1.6 million related to the issuance of the AOL Warrant in connection with a nonexclusive distribution agreement entered into in March 1996, which was amended on March 27, 1997 in connection with the acquisition of the WebCrawler Assets and the entering into of a new distribution agreement to be exercisable into an equivalent number of shares of Series E-3 Convertible Preferred Stock. The second quarter of 1996 included a $10.0 million charge relating to the Company's Premier Provider agreements with Netscape. In March 1997, the Company entered into new agreements, which commenced in May 1997, whereby the Excite brand became one of four "Premier Providers" and the WebCrawler brand became one of many "Marquee Providers" of search and navigation services accessible from Netscape's "Net Search" page. Therefore, the second quarter of 1997 includes distribution license fee expenses associated with these new contracts for the Months of May and June only. The Company expects distribution license fees to increase in future quarters as such periods will include a full three months of expense, as well as potential increases based on page view volumes. In addition, in June 1997 the Company entered into a Co-Marketing Services Agreement and a Trademark License Agreement with Netscape. Under these agreements, the Company will be responsible for the programming, production, operations and advertising sales of "International Netscape Guide by Excite," a new service which will be made available in Japan, Germany, France, UK and Australian markets. In connection therewith, the Company made a payment of $4.0 million to Netscape in July 1997, which will be amortized over the terms of these agreements. (See Note 9 of Notes to Condensed Consolidated Financial Statements for further discussion of each of the above contracts with Netscape.)

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, allocation of overhead and fees for professional services. General and administrative expenses decreased in absolute dollars by $1.1 million and $1.0 million from $2.8 million, or 99% of revenues and $3.9 million, or 94% of revenues for the three and six months ended June 30, 1996, respectively, to $1.7 million or 17% of revenues and $2.9 million or 17% of revenues for the comparable periods in 1997, respectively. The decrease in general and administrative expenses in absolute dollars as a percentage of revenues was primarily the result of approximately $594,000 of non-recurring costs associated with McKinley's unsuccessful efforts to raise equity capital through an initial public offering in the second quarter of 1996, as well as a $629,000 note impairment reserve recorded in the second quarter of 1996. These decreases were offset in part by costs associated with increased personnel, professional service fees, provision for doubtful accounts and relocation to new facilities to support the Company's growth. The Company anticipates that its general and administrative expenses will increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure, negotiates and assimilates acquisitions of acquired technologies and businesses and continues to incur costs related to operating as a public company, such as expenses related to directors' and officers' insurance, investor relations programs and professional fees.

        MERGER AND ACQUISITION COSTS. The Company has in the past, and may in the future, acquire businesses, technologies, services, product lines, content databases or access to content databases that are complimentary to the Company's business. During the three and six months ended June 30, 1997, the Company incurred merger and acquisition costs of $313,000 and $1.3 million, respectively, relating to the amortization of goodwill and other purchased intangibles resulting primarily from the acquisition of the WebCrawler Assets in December 1996.

      INTEREST INCOME (EXPENSE) AND OTHER. Interest income for the three and six months ended June 30, 1997 was $114,000 and $344,000, respectively, as compared to $491,000 and $521,000 for the three and six months ended June 30, 1996, respectively. Interest income was higher in the 1996 periods as compared to the same periods of 1997 primarily as a result of interest earned on the cash received from the Company's initial public offering in April 1996, which has since been used to fund operations. Interest and other expense increased from $121,000 and $149,000 in the three and six months ended June 30, 1996, respectively, to $225,000 and $344,000 for the three and six months ended June 30, 1997, respectively. This increase was due primarily to increased expenses associated with capital lease obligations and interest paid on bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1997 the Company had $41.8 million in unrestricted cash, cash equivalents and short-term investments, an increase of $21.0 million from December 31, 1996. Prior to its initial public offering, the Company financed its operations and met its capital expenditure requirements primarily from proceeds of the private sale of equity and debt securities totaling approximately $18.2 million. In April 1996, the Company completed its initial public offering of Common Stock. The Company sold 2,300,000 shares of its Common Stock for net proceeds of approximately $35.4 million, net of underwriting discounts and other offering costs. In June 1997, the Company sold 2.9 million shares of the Company's Common Stock to Intuit at a price of $13.50 per share. Proceeds from this offering were approximately $38.4 million net of offering costs. During the third quarter of 1996, the Company completed its merger with McKinley, and during the first quarter of 1997, completed its acquisition of the WebCrawler Assets. These mergers and acquisitions resulted in significant increases in headcount and overhead, as well as the assumption and payment of additional liabilities. The Company maintains its cash and cash equivalents in short-term and medium-term investment-grade interest-bearing securities until required for other purposes.

      In March 1997, the Company entered into a line of credit for $6.0 million of which $3.0 million will mature on September 30, 1997 with the remainder maturing in March 1998. This line of credit bears interest at rates ranging from the bank's prime rate to prime plus .25% and is collateralized by a security interest in substantially all assets of the Company. This line of credit agreement contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock without the prior written consent of the bank. As of June 30, 1997, the Company had outstanding borrowings against this line of credit of $6.0 million, and was in compliance with all financial covenants. See Note 7 of Notes to Condensed Consolidated Financial Statements.

      The Company's operating activities for the six month periods ended June 30, 1997 and 1996 used cash of approximately $17.7 million and $6.1 million, respectively. The increased use of cash was primarily attributable to increased operating expenses including, but not limited to, payments to Netscape and to the Company's advertising agency for an advertising campaign launched during the fourth quarter of 1996.

      Investing activities for the six months ended June 30, 1997 and 1996 used cash of $15.8 million and $1.9 million, respectively. The increased cash used was primarily the result of net purchases of short-term investments and purchases of property and equipment.

      Financing activities for the six months ended June 30, 1997 and 1996 generated cash of $42.8 million and $51.2 million, respectively. Financing activities for the first half of 1996 primarily consisted of the sale of Redeemable Convertible Preferred Stock and debt securities totaling $12.3 million and the Company's initial public offering. Financing activities for the first half of 1997 primarily consisted of a bank line of credit borrowing of $6.0 million and the sale of Common Stock to Intuit. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. The Company expects that its capital expenditures will increase as its employee base grows. As of June 30, 1997, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures during the remainder of 1997, a portion of which may be financed through equipment leases and bank borrowings.

      Under the terms of the Premier Provider and the Marquee Provider Agreements with Netscape (see Note 9 of Notes to Condensed Consolidated Financial Statements,) the Company is committed to make minimum payments of $8.25 million in exchange for a guaranteed number of impressions. Of the $8.25 million minimum, $5.75 million will be paid in cash ($5.25 million in 1997 and $500,000 in 1998) and $2.5 million will be applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of a specified number of advertising impressions. In addition, under the terms of a Co-Marketing Services Agreement and a Trademark License Agreement with Netscape entered into in

June 1997, the Company made a one-time non-refundable license fee payment of $4.0 million to Netscape in July 1997.

      The Company has completed a number of acquisitions and purchased a number of investments in the past, and expects to make other acquisitions and investments in the future. While the Company believes that such transactions have been and will continue to be in the best interest of the Company and its stockholders, these transactions involve risks and may require additional cash investments by the Company.

      The Company has incurred operating losses to date of approximately $66.9 million and has available working capital at June 30, 1997 of $32.4 million. The Company believes the existing working capital balance together with cash flows generated from advertising revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next twelve months.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

EXTREMELY LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT AND ANTICIPATION OF CONTINUED LOSSES

      The Company has an extremely limited operating history upon which an evaluation of the Company and its current business can be based. In addition, there is a lack of proven business models for companies like Excite which rely substantially upon the sale of advertising on the Web. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Web and Web-based advertising markets. See risks described above under "Forward Looking Statements". There can be no assurance that the Company will be successful in addressing such risks. The Company has achieved only limited revenues to date, has incurred significant operating losses since inception and as of June 30, 1997, the Company had an accumulated deficit of approximately $66.9 million. The Company has also generally experienced significant increases in operating losses on an annual and quarterly basis since inception. Although the Company has recently experienced significant revenue growth, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow. There can also be no assurance that any revenue growth that the Company experiences will be indicative of future operating results. To the extent that revenues do not grow at anticipated rates or that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. Given the level of planned expenditures, the Company anticipates that it will continue to incur operating losses through at least the end of 1997. The extent of these losses will be contingent on the amount of growth in the Company's advertising revenues. Although the Company does not anticipate that its operating loss will continue to increase, there can be no assurance that operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; UNPREDICTABILITY OF FUTURE REVENUES AND DEPENDENCE ON ADVERTISING REVENUES

      As a result of the Company's extremely limited operating history, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future advertising revenues, and to a large extent are fixed. There can be no assurance that the Company will be able to accurately predict the levels of future advertising revenues, particularly in light of the intense competition for the sale of Web-based advertisements and the uncertainty as to the viability of the Web as an advertising medium, and the failure to do so would have a materially adverse effect on the Company's business, results of operations and financial condition. In addition, the Company derives substantially all of its revenues from the sale of advertising pursuant to short-term advertising contracts. As a result, quarterly revenues and operating results are dependent on advertising revenues received within the quarter, which are difficult to forecast, and are also dependent on the Company's ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. The cancellation or deferral of a small number of existing advertising contracts, the termination of any longer term sponsorship agreements, or the failure to obtain new advertising contracts in any quarter could materially and adversely affect the Company's business, results of operations and financial condition for such quarter. Furthermore, the Company derives advertising revenue based on the amount of traffic, or page views, on the Excite Network. Accordingly, any significant shortfall of traffic on the Excite Network in relation to the Company's expectations, or the expectations of existing or potential advertisers, would have an immediate material adverse effect on the Company's business, results of operations and financial condition. In addition, certain of the Company's short-term advertising contracts as well as its newer sponsorship agreements require the Company to guarantee a minimum number of impressions. In the event that these minimum impressions are not met, the Company could be required to refund a portion of the fees from such advertisers, or certain sponsorship agreements may be terminated. If the Company fails to meet this guaranteed number of impressions, the ability of the Company to sell advertising to new or existing advertisers or continue its sponsorship agreements could be adversely affected. In addition, the Company's ability to generate significant advertising revenues will depend, among other things, on advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers and the ability of the Company to develop and update effective advertising delivery and measurement systems. The Company believes that the number of companies relying on fees from Web-based advertising has increased substantially during the past year. Accordingly, the Company may face increased pricing pressure for the sale of advertisements on its network. Moreover, "filter" software programs that limit or remove advertising from a Web user's desktop are available. Widespread adoption of such software by users could have a material adverse effect upon the viability of advertising on the Web. Accordingly, there can be no assurance that the Company will be successful in generating significant future advertising revenues, and a failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company's operating results have varied on a quarterly basis during its limited operating history and the Company expects to experience significant fluctuations in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside the Company's control, including, without limitation, specific economic conditions relating to the Internet and the Web, usage of the Web, demand for advertising on the Excite Network as well as demand for Web-based advertising in general, changes in advertising rates as a result of competition or otherwise, seasonal trends in advertising sales, the advertising budgeting cycles of advertisers, incurrence of charges in connection with the Company's distribution relationships with Netscape, AOL and other Internet service providers ("ISPs") and online service providers ("OSPs") or other third parties, demand for the Company's services, incurrence of costs relating to acquisitions of businesses or technologies, introduction or enhancement of services the Company and its competitors, market acceptance of new services, delays in the introduction of services or enhancements by the Company or its competitors, changes in the Company's pricing policies or those of its competitors, mix of types of advertisements sold, such as the amount of targeted advertising sold as a percentage of total advertising sold or the number of sponsorship agreements entered into, capacity constraints and dependencies on computer infrastructure and general economic conditions. In order to promote and maintain awareness of the Company's brands, the Company has in the past and may in the future significantly increase its advertising and/or promotion budgets for a particular quarter which could materially and adversely affect the Company's business, results of operations and financial condition for such period. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain other pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

DEPENDENCE ON NETSCAPE, AOL AND OTHER THIRD-PARTY RELATIONSHIPS

      The Company is currently and will be in the future significantly dependent on a number of third-party relationships to create traffic and provide content on the Excite Network, and to make it more attractive to advertisers and consumers. These relationships include arrangements relating to the positioning of the Excite Network on Web browsers such as those offered by Netscape and Microsoft and agreements with ISPs and

OSPs such as AOL and Microsoft and also include arrangements for providing content for certain services offered by the Company, such as the Joint Activities Agreement with Intuit. The Company is also generally dependent on other Web site operators that provide links to the Excite Network. Most of these arrangements do not require future minimum commitments to use the Company's services, to provide access or links to the Excite Network or to provide content to the Company, are not exclusive and are short-term or may be terminated at the convenience of the other party. There can be no assurance that the Company's existing relationships will result in sustained business partnerships, successful service offerings, or the generation of significant traffic on the Excite Network or significant revenues for the Company.

        Under its new Premier Provider and Marquee Provider Agreements with Netscape, the Company's Excite service is designated as one of four "Premier Providers" and the Company's WebCrawler brand is designated as one of many "Marquee Providers" of search and navigation services accessible from the Netscape "Net Search" page. The Company believes that a substantial portion of its aggregate historical user traffic is attributable to Netscape. The Company believes that it will continue to be substantially dependent on its relationship with Netscape for a significant percentage of its domestic and international traffic. See Note 9 of Notes to Condensed Consolidated Financial Statements.

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

RISK OF CAPACITY CONSTRAINTS; DEPENDENCE ON COMPUTER INFRASTRUCTURE

      The Company is dependent on its ability to generate a high volume of traffic to the Excite Network. Accordingly, the performance of the Excite Network is critical to the Company's reputation, its ability to attract advertisers and to achieve market acceptance of the network. Any system failure that causes interruptions in the availability or increases response time of the Company's services could reduce user satisfaction and traffic to the Excite Network and, if sustained or repeated, would reduce the attractiveness of the Excite Network to advertisers and consumers. The Company is also dependent upon the communications infrastructure of the Internet Web browsers, ISPs, OSPs and other Web site operators, all of which have experienced significant outages in the past, for access to its network, and Web consumers have experienced outages, delays and other difficulties due to system failures unrelated to the Company's systems and services. Additional difficulties could also materially and adversely affect consumer and advertiser satisfaction. To the extent that the capacity restraints described above are not effectively addressed by the Company, such constraints would have a material adverse effect on the Company's business, results of operations and financial condition.

      Substantially all of the Company's communications hardware and certain of its computer hardware operations are located at leased facilities in Redwood City, California, an area susceptible to earthquakes. The Company has experienced system failures or outages from time to time in the past, which have disrupted the operation of the Excite Network. There can be no assurance that a system failure at this locations would not adversely affect the performance of the Excite Network. These systems are also vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have a disaster recovery plan. Although the Company carries property and business interruption insurance with low coverage limits, its coverage may not be adequate to compensate the Company for all losses that may occur. Despite the implementation of network security measures by the Company, its servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of the Excite Network. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

INTERNATIONAL EXPANSION

      While the Company believes that expansion of its services into international markets is important to its growth and while the Company has recently entered into an agreement with Netscape to provide the International Netscape Guide by Excite for certain countries, the Company has limited experience in localization of its products and in marketing and distributing its products internationally. There can be no assurance that the Company will be successful in creating localized versions of its products, that such products will be accepted by users and advertisers, or that the resulting revenues generated will be adequate to offset the expense of establishing and maintaining international operations. In addition, operating in international markets exposes the Company to additional risks such as, but not limited to, compliance with regulatory requirements and changes in these requirements, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles and other collection problems, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. The occurrence of any of these risks could have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, results of operations and financial condition.

VOLATILITY OF STOCK PRICE

      The market price of the Company's Common Stock is highly volatile and is subject to wide fluctuations (for example, during the six months ended June 30, 1997, the high and low closing prices of the Common Stock were $21.13 and $7.88, respectively) in response to quarterly variations in operating results, announcements of technological innovations or new services by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If brought, such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 19, 1997, at the Company's Annual Meeting of Shareholders, Excite's shareholders approved the following proposals. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. As of April 28, 1997, the record date for the Annual Meeting, there were approximately 12,359,402 shares of Excite Common Stock outstanding and entitled to vote and 1,950,000 shares of Preferred Stock outstanding and entitled to vote, of which 10,776,120 shares of Common Stock and 1,950,000 shares of Preferred Stock were present in person or by proxy and voted at the meeting.

1. Proposal to elect six directors of the Company, each to serve until the next Annual Meeting of Shareholders and until his successor is duly elected and qualified or until his earlier resignation or removal.


                             FOR              WITHHELD
                          ----------           ------
George Bell .......       10,730,390           45,730
Joseph R. Kraus, IV       10,729,790           46,330
Donn M. Davis .....       10,730,990           45,130
Vinod Khosla ......       10,730,390           45,730
Geoffrey Y. Yang ..       10,730,290           45,830
Stephen M. Case * .        1,950,000               --


    * - Mr. Case will serve as the Director appointed by the Company's outstanding Preferred Stock holder pursuant to the Company's Article of Incorporation.

2. Proposal to approve two amendments to the Company's 1996 Equity Incentive Plan to increase the number of shares issuable thereunder by an aggregate of 3,255,000 shares.


    Common Stock
    ------------
        For...........................................       8,409,645
        Against.......................................         710,797
        Abstain.......................................         170,166
        Broker Non-votes..............................       1,485,512

    Preferred Stock
    ---------------
        For...........................................       1,950,000


3. Proposal to approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 50,000,000.


    Common Stock
    ------------
        For...........................................      10,530,567
        Against.......................................          34,822
        Abstain.......................................         171,840
        Broker Non-votes..............................          38,891


    Preferred Stock
    ---------------
        For...........................................       1,950,000


4. Proposal to ratify the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1997.


    Common Stock
    ------------
        For...........................................      10,602,762
        Against.......................................           6,385
        Abstain.......................................         166,973
        Broker Non-votes..............................              --


     Preferred Stock
     ---------------
        For...........................................       1,950,000



ITEM 5.   OTHER INFORMATION

        Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (A)  The following exhibits are filed as part of this report:

             11.01   Statement of Earnings Per Share

             27.01   Financial Data Schedule (EDGAR version only)

             99.01   Income Statement for the 12 months ended June 30, 1997


        (b)The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

             On April 2, 1997 the Company filed a Form 8-K (as amended by Form 8-K/A filed on May 9, 1997) pursuant to Items 2 and 7 of such Form regarding the closing of the acquisition of the WebCrawler Assets from AOL.

             On June 19, 1997 the Company filed a Form 8-K pursuant to Item 5 of such Form regarding the proposed sale of 2.9 million shares of Excite Common Stock to Intuit Inc.

             On July 9, 1997 the Company filed a Form 8-K pursuant to Item 5 of such Form regarding the closing of the sale of 2.9 million shares of Excite Common Stock to Intuit Inc. and the signing of a Joint Activities Agreement with Intuit Inc.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------


      In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EXCITE, INC.




Date:  August 12, 1997              By: /s/ Robert C. Hood
                                        ---------------------------------------
                                         Robert C. Hood
                                         Executive Vice President,
                                         Chief Administrative Officer and
                                         Chief Financial Officer



                                    By:  /s/ George Bell
                                        ---------------------------------------
                                         George Bell
                                         President and Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBITS
NUMBER                             EXHIBITS
------                             --------
11.01                         Statement of Earnings Per Share
27.01                         Financial Data Schedule
99.01                         Income Statements for the 12
                              months ended June 30, 1997.