Form 10-Q
period 1997-09-30
EXCITE INC
filed 1997-11-13
CIK 1007297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

   [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-28064


                                  EXCITE, INC.
             (Exact name of Registrant as specified in its charter)


                CALIFORNIA                                  77-0378215
              (State or other                            (I.R.S. Employer
              jurisdiction of                         Identification Number)
             incorporation or
               organization)

                 555 BROADWAY
           REDWOOD CITY, CALIFORNIA                           94063
         (Address of principal executive                    (Zip Code)
                    offices)


                                 (650) 568-6000
              (Registrant's telephone number, including area code)

                                   ----------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES   X    NO
                                    ----     ----

As of October 31, 1997, there were 15,965,700 shares of the Registrant's Common Stock outstanding.


================================================================================

--------------------------------------------------------------------------------
FORM 10-Q
EXCITE, INC.
INDEX
--------------------------------------------------------------------------------

                                                                                 PAGE
PART I         FINANCIAL INFORMATION                                            NUMBER
ITEM 1:        Financial Statements:

               Condensed Consolidated Balance Sheets as of September 30, 1997
                  and December 31, 1996.......................................     3

               Condensed Consolidated Statements of Operations for the three
                  and nine months ended September 30, 1997 and 1996...........     4

               Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 1997 and 1996...............     5

               Notes to Condensed Consolidated Financial Statements...........     6

ITEM 2:        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................    12

ITEM 3:        Quantitative and Qualitative Disclosures About Market
                  Risk........................................................... 21

PART II        OTHER INFORMATION

ITEM 1:        Legal Proceedings..............................................    22

ITEM 2:        Changes in Securities and Use of Proceeds......................    22

ITEM 3:        Defaults Upon Senior Securities................................    22

ITEM 4:        Submission of Matters to a Vote of Security Holders............    22

ITEM 5:        Other Information..............................................    22

ITEM 6:        Exhibits and Reports on Form 8-K...............................    23

               Signatures.....................................................    24

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  EXCITE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited, in thousands)


                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 1997          1996
                                                             -------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents ............................     $   3,765      $   3,971
   Short-term investments ...............................        27,591         16,863
   Restricted investments ...............................           353          1,496
   Accounts receivable, net .............................        12,304          3,340
   Prepaid expenses and other current assets ............         1,931          1,070
                                                              ---------      ---------
      Total current assets ..............................        45,944         26,740
Property and equipment, net .............................        11,137          8,194
Intangible assets, net ..................................         3,994         11,841
Other assets ............................................         5,082            923
                                                              ---------      ---------
                                                              $  66,157      $  47,698
                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank line of credit and other notes payable ..........     $   6,701      $   1,200
   Accounts payable .....................................         2,673          6,699
   Accrued compensation .................................         2,150            861
   Accrued distribution license fees ....................           127          2,300
   Capital lease obligations, current portion ...........         2,541          2,325
   Deferred revenues ....................................           915          1,784
   Other accrued liabilities ............................         3,797          3,447
                                                              ---------      ---------
        Total current liabilities .......................        18,904         18,616

Notes payable ...........................................         1,399             --

Capital lease obligations ...............................         2,660          3,985

Shareholders' equity
   Convertible Preferred stock ..........................        14,209         15,816
   Common stock .........................................       102,002         59,999
   Deferred compensation ................................          (269)          (388)
   Unrealized loss on available-for-sale investments ....          (136)          (128)
   Accumulated deficit ..................................       (72,612)       (50,202)
                                                              ---------      ---------
        Total shareholders' equity ......................        43,194         25,097
                                                              ---------      ---------
                                                              $  66,157      $  47,698
                                                              =========      =========




            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)


                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                 ----------------------      ----------------------
                                                   1997          1996          1997          1996
                                                 --------      --------      --------      --------
Revenues ...................................     $ 14,422      $  4,049      $ 31,432      $  8,239

Cost of revenues:
  Hosting costs ............................        2,295         1,015         5,727         1,674
  Royalties and other cost of revenues .....          994           150         1,944           307
  Amortization of purchased technology .....        1,939            --         6,276            --
                                                 --------      --------      --------      --------
        Total cost of revenues .............        5,228         1,165        13,947         1,981
                                                 --------      --------      --------      --------
Gross profit ...............................        9,194         2,884        17,485         6,258

Operating expenses:
  Product development ......................        3,132         2,038         9,415         5,523
  Sales and marketing ......................        6,400         6,304        19,214        11,996
  Distribution license fees ................        2,867           253         4,527        11,878
  General and administrative ...............        2,410         1,752         5,352         5,676
  Merger and acquisition related costs,
     including amortization of goodwill
     and other purchased intangibles .......          305         2,293         1,571         2,365
                                                 --------      --------      --------      --------
        Total operating expenses ...........       15,114        12,640        40,079        37,438
                                                 --------      --------      --------      --------
Operating loss .............................       (5,920)       (9,756)      (22,594)      (31,180)
Interest income ............................          477           512           821         1,034
Interest and other expense .................         (293)         (110)         (637)         (260)
                                                 --------      --------      --------      --------
Net loss ...................................     $ (5,736)     $ (9,354)     $(22,410)     $(30,406)
                                                 ========      ========      ========      ========
Net loss per share .........................     $  (0.37)     $  (0.78)     $  (1.67)     $  (2.59)
                                                 ========      ========      ========      ========
Shares used in computing net loss per
   share ...................................       15,465        11,964        13,395        11,758
                                                 ========      ========      ========      ========




            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               ----------------------
                                                                 1997          1996
                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ..............................................     $(22,410)     $(30,406)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
     Amortization of deferred compensation ...............          119           430
     Warrant issued ......................................           --         1,625
     Depreciation ........................................        4,081         1,250
     Amortization of intangible assets ...................        7,847            --
     In-process research and development expense .........           --            71
     Loss on disposal of property and equipment ..........           --           116
     Provision for loan impairment .......................           --           629
     Changes in assets and liabilities:
       Accounts receivable ...............................       (8,964)       (2,130)
       Prepaid expenses and other current assets .........         (861)       (2,616)
       Other assets ......................................       (4,159)         (848)
       Accounts payable ..................................       (4,026)        3,757
       Accrued compensation ..............................        1,929            --
       Accrued distribution license fees .................       (2,173)        3,875
       Other accrued liabilities .........................          350         3,190
       Deferred revenues .................................         (869)        2,618
                                                               --------      --------
         Net cash used in operating activities ...........      (29,136)      (18,439)
                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ...................       (6,648)       (1,514)
   Purchases of investments ..............................      (33,964)      (38,521)
   Sales and maturities of investments ...................       24,371        10,978
   Notes and advances to Novo MediaGroup, Inc. ...........           --          (629)
                                                               --------      --------
         Net cash used in investing activities ...........      (16,241)      (29,686)
                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations .................       (1,485)         (338)
   Proceeds from bank line of credit and other notes
      payable ............................................        8,000         4,300
   Payments on bank line of credit and other notes payable       (1,100)       (2,540)
   Proceeds from sale of redeemable convertible preferred
      stock ..............................................           --        12,282
   Proceeds from sale of common stock and exercise of
      options and warrants ...............................       39,756        36,953
                                                               --------      --------
         Net cash provided by financing activities .......       45,171        50,657
                                                               --------      --------
   Net (decrease) increase in cash and cash equivalents ...        (206)        2,532
   Cash and cash equivalents at beginning of period .......       3,971           760
                                                               ========      ========
   Cash and cash equivalents at end of period ............     $  3,765      $  3,292
                                                               ========      ========
NON-CASH FINANCING ACTIVITIES
   Conversion of preferred stock to common stock .........     $  3,232      $ 16,225
   Conversion of notes payable to common stock ...........           --         1,400
   Amendment of common stock warrant to preferred stock
     warrant .............................................        1,625            --
   Fixed assets acquired under capital leases ............        2,045         6,542

SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid for interest ................................     $    657      $     60


            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company and Basis of Presentation

      Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, provides a gateway to the World Wide Web ("the Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers make sense of the Web, the Excite Network, including the Excite and WebCrawler brands, contains a suite of specialized information services organized under topical channels which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat, electronic mail, and personalization capabilities. The Company derives a substantial portion of its revenues from selling advertising and sponsorships on its Web sites to customers in various industries. The Company conducts its business within one industry segment.

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

      The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

      These condensed financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A as filed with the Securities and Exchange Commission on April 16, 1997. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997.

Revenue Recognition

      Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. The Company has recently entered into a number of longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with Excite services and provide for more varied sources of revenue to Excite over the term of the agreements, which average between 2 to 3 years. Under these agreements, Excite earns fees for exclusivity, for initiation of service and access to the Excite network, and for generating impressions which in some instances are guaranteed. These revenues are, for the most part, recognized ratably over the term of the agreement as specified in the agreements. To the extent that minimum guaranteed impression levels are not met, the Company defers recognition of the corresponding revenues until the guaranteed levels are achieved. The terms of a number of these agreements provide that revenues from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized.

Intangible Assets

      Intangible assets consist primarily of goodwill, developed technology, distribution rights, trademarks, bookmarks and trade names, and are being amortized generally over periods ranging from four months to three years. These purchased intangibles and goodwill relate to the acquisitions of certain assets from other companies.

                                                    LIFE IN   SEPTEMBER 30,    DECEMBER 31,
                                                     MONTHS       1997             1996
                                                     ------   --------------   ------------
                                                                 (In thousands)
Trademarks, trade names, goodwill and other...      24 - 36     $  2,708        $  2,708
Developed technology..........................        13           8,400           8,400
Operating agreement...........................         4           1,200           1,200
Distribution agreement........................        24             500             500
                                                                --------        --------
                                                                  12,808          12,808
Less accumulated amortization.................                    (8,814)           (967)
                                                                --------        --------
                                                                $  3,994        $ 11,841
                                                                ========        ========

Stock Split and Per Share Amounts

      In February 1996, the Company completed a two-for-one stock split. All of the share and per share data have been adjusted to reflect this stock split.

      Net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period and excludes all common stock equivalents as they are anti-dilutive. However, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, for the periods prior to the Company's initial public offering in April 1996, such computations include all common and common equivalent shares issued within twelve months of the filing date of the Company's initial public offering as if they were outstanding for all periods presented. Common equivalent shares consist of the incremental common shares issued upon conversion of the Redeemable Convertible Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("Statement No. 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The change is expected to result in an increase in the loss per share for the nine month period ended September 30, 1996 to $3.41 due to the exclusion of shares relating to Staff Accounting Bulletins. The impact of Statement No. 128 on the calculation of historically reported primary or fully diluted earnings per share for the period subsequent to the Company's initial public offering is not expected to be material, as the Company has recorded losses and has therefore excluded the impact of stock options, as these would be anti-dilutive.

2.    ASSET PURCHASE

      In November 1996, the Company entered into a series of agreements with America Online, Inc. ("AOL"), a provider of Internet online services, whereby a co-branded version of the Excite brand became the exclusive Internet search and directory service for AOL. Under these agreements, Excite acquired AOL's WebCrawler search and directory technology (the "WebCrawler Assets") in exchange for 1,950,000 shares of the Company's Convertible Preferred Stock that were issued on March 27, 1997, and the amendment of a warrant held by AOL (see Note 7.)

      The series of agreements have been accounted for as the acquisition of rights to developed and in-process technologies and distribution rights. The intangible assets were recorded based on their independently appraised fair values as of December 1, 1996. Of the total purchase price, $3.5 million was allocated to in-process technology and the remaining excess purchase price of approximately $12.6 million was allocated to goodwill, distribution rights, trademarks, bookmarks and trade names. The amount of the purchase price allocated to in-process technology was charged to the Company's operations as of December 1, 1996.

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

3.    RESTRICTED INVESTMENTS

      The Company has restricted investments at September 30, 1997 of approximately $353,000. This amount consists of a restricted certificate of deposit of $200,000 held as collateral by a financial institution against a letter of credit for tenant improvements at the Company's new headquarters (see
Note 8.) The remaining $153,000 consists of a restricted investment in common stock held as collateral by a financial institution against the Company's line of credit borrowings (see Note 6.)

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

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1997            1996
                                                        -------------    ------------
                                                              (In thousands)
Purchased computer equipment and internal use software     $  4,193      $  1,968
Leased computer equipment and internal use software ..        8,153         7,891
Purchased furniture and fixtures .....................        2,085           370
Leased furniture and fixtures ........................          452           297
Leasehold improvements ...............................        2,349            60
                                                           --------      --------
                                                             17,232        10,586
Less accumulated depreciation and amortization .......       (6,095)       (2,392)
                                                           --------      --------
                                                           $ 11,137      $  8,194
                                                           ========      ========

5.    SALE OF COMMON STOCK

      On March 3, 1997 the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission with respect to the sale of shares of the Company's Common Stock. The Company sold all of the 2,900,000 shares of the Company's Common Stock offered to Intuit Inc. ("Intuit") on June 26, 1997 at a price of $13.50 per share (see also Note 9.) Proceeds to the Company from this offering were approximately $38.4 million net of offering costs.

      Intuit was also granted a right of first refusal to participate in certain future issuances of the Company's securities in order to prevent dilution of Intuit's percentage ownership, as well as registration rights with respect to the shares originally purchased, and any shares that might be purchased pursuant to the right of first refusal. The agreements also place certain conditions on Intuit's ability to dispose of its shares of, or acquire additional shares of, the Company's Common Stock.

6.    BANK LINE OF CREDIT AND NOTES PAYABLE

Line of credit borrowings and notes payable consist of the following:

                           SEPTEMBER 30,  DECEMBER 31,
                               1997          1996
                          --------------  ------------
                                 (In thousands)
Bank line of credit.....      $ 6,000      $ 1,100
Promissory note .........       2,000           --
Other notes payable.....          100          100
                              -------      -------
                                8,100        1,200
Less current portion.....      (6,701)      (1,200)
                              -------      -------
                              $ 1,399      $    --
                              =======      =======

  Bank Line of Credit

      At December 31, 1996, the Company had a $1.0 million revolving line of credit with a bank available through March 31, 1997. In March 1997, the Company replaced this line of credit with a new line of credit in the principal amount of $6.0 million which will mature in March 1998. This line of credit bears interest at rates ranging from the bank's prime rate (8.5% at September 30, 1997) to the bank's prime rate plus .25% and is secured by substantially all of the Company's assets. This line of credit also contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock without the prior written consent of the bank. At September 30, 1997, a short-term investment with a carrying amount of $153,000 was held by the bank as collateral for the line of credit borrowings and is not available to the Company.

  Promissory Note

      In September 1997, the Company obtained a $2.0 million promissory note from a financial institution. This note bears interest at a fixed rate of 10.1%, is secured by certain fixed assets of the Company, and is payable in monthly installments through September 2000.

7.    CONVERTIBLE PREFERRED STOCK AND WARRANT

      Effective March 27, 1997, the Company issued to AOL a total of 1,950,000 shares of the Company's Series E-1 and E-2 Convertible Preferred Stock in connection with the closing of the asset purchase agreement relating to the WebCrawler Assets (see Note 2.) In connection therewith AOL was also granted the right to exchange the 680,330 shares of Common Stock beneficially owned by it for an equivalent number of shares of Series E-4 Preferred Stock. AOL has notified the Company of its intention to exercise this right.

      In March 1996, the Company entered into an agreement with AOL whereby, in return for certain distribution rights, the Company issued a warrant to purchase 650,000 shares of Common Stock at an exercise price of $8.00 per share (the "AOL Warrant"). This warrant initially expired in March 2001. A charge to operations of $1.6 million for the fair value of the warrant was recorded at the time of issuance as a distribution license fee. The value of the warrant was established through an independent appraisal. In connection with the agreements with AOL described in Note 2, upon the closing of the acquisition of the WebCrawler Assets, the AOL Warrant was amended to be exercisable into an equivalent number of shares of Series E-3 Convertible Preferred Stock at the same exercise price per share. The value attributed to this amendment of the AOL Warrant was minimal, as the expiration date was also amended such that 325,000 shares of the AOL Warrant expired on September 30, 1997, instead of in March 2001.

      In September 1997, AOL converted 400,000 shares of the Series E-2 Convertible Preferred Stock into the same number of shares of Common Stock. In addition, AOL exercised the 325,000 shares of the AOL Warrant that were to expire on September 30, 1997. AOL received a lesser number of shares in exchange for a reduction in the exercise price resulting in the issuance of 229,271 shares of Series E-3 Convertible Preferred Stock.

8.    OPERATING LEASE COMMITMENTS

      In August 1996, the Company entered into a lease for new corporate offices located in Redwood City, California. The lease, which has a ten year term, commenced in April 1997. In April, the Company moved from its previous locations in Mountain View, Sausalito and San Jose, California, to the new facility. In March 1997, the Company entered into a lease for additional space adjacent to its new facility in Redwood City, California. Operating lease expense was approximately $1.6 million for the nine months ended September 30, 1997.

9.    SIGNIFICANT AGREEMENTS AND OTHER COMMITMENTS

      In April 1996, the Company (including McKinley) entered into two agreements with Netscape Communications Corporation ("Netscape") under which the Company and McKinley were each designated as one of five "Premier Providers" of search and navigation services accessible from Netscape's "Net Search" page. Under these agreements, as amended, the "Premier Provider" status was established for approximately one year through April 30, 1997, in exchange for which the Company made aggregate payments totaling $10.0 million ($7.0 million in cash and $3.0 million in advertising on the Company's services) over the term of the agreements. Management considered that there was significant uncertainty regarding the recoverability of the amount from future operations; therefore, the $10.0 million total consideration was expensed as distribution license fee costs during the quarter ended June 30, 1996.

      In March 1997, the Company entered into new agreements, which commenced in May 1997, whereby the Excite brand became one of four "Premier Providers" and the WebCrawler brand became one of many "Marquee Providers" of search and navigation services accessible from Netscape's "Net Search" page. Under the terms of these new agreements, the Company is committed to make minimum aggregate payments of $8.25 million in exchange for a guaranteed number of impressions. Of the $8.25 million minimum which will be expensed over the term of these agreements, $6.0 million will be paid in cash ($5.5 million in 1997 and $500,000 in 1998) and $2.25 million will be applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of a specified number of advertising impressions. To the extent that the number of impressions provided by Netscape under the Premier Provider and Marquee Provider agreements exceed the minimum guarantees, the Company will be subject to additional fees based on the actual number of impressions delivered above the minimum. The Company has recorded expenses as distribution license fees of approximately $4.1 million from May 1997 through September 30, 1997 based upon the number of impressions delivered by Netscape under these agreements.

        In June 1997, the Company entered into a Co-Marketing Services Agreement and a Trademark License Agreement with Netscape. Under these agreements, Excite will be responsible for the programming, production, operations and advertising sales of "International Netscape Guide by Excite" (the "Guide"), a new service which will be managed by Excite and made available in Japan, Germany, France, UK and Australian markets, accessible from their respective Netscape Web sites and from the Guide button on localized versions of the Netscape Communicator tool bar. These agreements provide that revenue, if any, from advertising on the Guide, will be shared between the Company and Netscape. The Company made a one-time non-refundable license fee payment to Netscape of $4.0 million in July 1997 which is included in other assets, which will be amortized to distribution license fees expense over the terms of these agreements.

      Also in June 1997, the Company sold 2,900,000 shares of the Company's Common Stock to Intuit at a price of $13.50 per share. Proceeds from this offering were approximately $38.4 million net of offering costs. Also in June 1997, the Company entered into a Joint Activities Agreement with Intuit. Under this agreement, Intuit will become the exclusive provider and aggregator of financial content on all of Excite's services, and Excite will become the exclusive search and navigation service featured in the U.S. versions of Intuit's Quicken, Quickbooks and TurboTax products. The two companies will share certain revenues and expenses at varying amounts throughout the seven year term of this agreement. For the quarter ended September 30, 1997, the Company has accrued approximately $654,000 in payments due to Intuit under this agreement. This amount is included in other accrued liabilities on the balance sheet at September 30, 1997.

10.    SUBSEQUENT EVENTS

      In October 1997, the Company and Itochu Corporation and certain affiliated entities (collectively "Itochu") entered into an agreement with respect to a joint venture involving the Company's wholly-owned subsidiary, Excite Japan, Co. Ltd. ("Excite Japan") in order to provide Web based information services to the Japanese market. The Company will retain a 50% equity interest in Excite Japan. Itochu will initially have the other 50% equity interest, although it is anticipated that additional companies may participate in Excite Japan, in which case Itochu's interest would be reduced. Advertising sales responsibilities will be assumed by CTC Create Corporation, a wholly-owned subsidiary of Itochu Corporation. The initial capitalization of Excite Japan will be $10.0 million. Itochu will loan Excite $5.0 million in order to fund its capital contribution. This loan will be evidenced by a convertible promissory note which will be convertible into shares of Excite Common Stock at its maturity date in October 2002, or earlier in the event Excite desires to prepay such note.

      Also in October, the Company entered into an Agreement Plan of Reorganization to acquire Netbot, Incorporated ("Netbot") in a merger of Netbot with a wholly-owned subsidiary of the Company for approximately $35 million of the Company's Common Stock. Netbot is a Seattle-based Internet software developer of advanced search technology. The acquisition will be accounted for as a pooling of interests and structured as a tax free reorganization. The acquisition is subject to a number of conditions, including accuracy of representations and warranties, absence of adverse changes and obtaining necessary corporate approvals, qualification for accounting of the transactions as a pooling of interests and other customary conditions. This transaction is expected to close in the quarter ended December 31, 1997. If the acquisition is not consummated, the parties will enter into an agreement to acquire a license of certain of Netbot's technology and Excite will make an equity investment in Netbot.

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the failure of the Company to achieve increases in advertising revenues, the failure of the Company to maintain premier positions on certain high traffic World Wide Web ("Web") access points such as those maintained by America Online, Inc. ("AOL"), Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"), risks associated with the consumer acceptance of the Company's personal finance channel jointly developed and operated by Intuit Inc. ("Intuit"), the ability of the Company to expand its international operations, particularly in light of the fact that the Company has limited operating experience in the international market, the ability of the Company to successfully integrate sponsored services and the ability of the Company to meet minimum guaranteed impressions under sponsorship agreements, the failure of the Company to anticipate and adapt to a developing market, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase levels of traffic on the Excite Network, development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, reductions in market prices for Web-based advertising as a result of competition or otherwise, the ability of the Company to achieve higher CPM rates for targeted advertising as well as the ability of the Company to increase the percentage of its advertising inventory sold, the inability of the Company to effectively integrate the technology and operations of Netbot or any other subsequently acquired businesses or technologies with its operations, the inability to identify, attract, retain and motivate qualified personnel, general economic conditions and those risk factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, because the Company has limited experience with sponsorship advertising agreements, the Company is unable to determine what effect such agreements will have on future gross margins and results of operations. The Company is also unable to determine whether it will be able to continue to enter into such agreements in the future. The following discussion also should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by Form 10-K/A, filed with the Securities and Exchange Commission on April 16, 1997.

OVERVIEW

      The Company operates the Excite Network, which includes the Excite and WebCrawler brands, and provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Excite, formerly Architext Software, Inc., was formed in June 1994 and, from its inception to September 1995, its operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets and providing custom product development and consulting services. The Company first launched its Excite search and directory service in October 1995. The Company has achieved limited revenues to date and has incurred significant operating losses since inception. See "Risk Factors That May Affect Future Results Extremely Limited Operating History; Accumulated Deficit and Anticipation of Continued Losses."

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

      The Company acquired the WebCrawler Assets (the "Acquisition") from AOL for an aggregate of 1,950,000 shares of the Company's Convertible Preferred Stock. The Acquisition, which was consummated in March 1997 (the "Closing"), was recorded for accounting purposes as of December 1, 1996. The transaction was accounted for as the acquisition of rights to developed and purchased in-process technology and distribution rights. Of the total purchase price, $3.5 million was allocated to purchased in-process technology and the remaining excess purchase price of approximately $12.6 million was allocated to goodwill, distribution rights, trademarks, bookmarks and trade names. The amount of the purchase price allocated to purchased in-process technology was charged to the Company's operations as of December 1, 1996. The identified intangible assets and goodwill are being amortized over periods ranging from four months to three years. See Note 1 of Notes to Consolidated Financial Statements.

      In connection with the Acquisition and a distribution agreement, the Company and AOL have agreed that a co-branded version of the Excite service will be the exclusive provider of Web search and directory services to AOL's customers for a minimum of two years. The Company will receive a share of revenues generated by the co-branded version of the Excite services hosted on AOL as royalties, and AOL will incur all hosting, advertising and selling expenses. On March 13, 1997, the co-branded service "NetFind" became available on AOL, which allows AOL subscribers easier access to Excite Search and Excite Directory. To date, revenue received by the Company relating to the above agreement has been less than anticipated.

      In March 1997, the Company entered into new agreements with Netscape to continue the Premier Provider arrangement for the Excite brand, and entered into a Marquee Provider agreement for the WebCrawler brand covering the period from May 1, 1997 through April 30, 1998. Under the terms of these new agreements, the Company is committed to make minimum payments of $8.25 million in exchange for a guaranteed number of impressions. Of the $8.25 million minimum, $6.0 million will be paid in cash ($5.5 million in 1997 and $500,000 in 1998) and $2.25 million will be applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of a specified number of advertising impressions. To the extent that the number of impressions provided by Netscape under the Premier Provider and Marquee Provider agreements exceed the minimum guarantees, the Company will be subject to additional fees based on the actual number of impressions delivered above the minimum.

      In April 1997, the Company launched a channels-based format for its service and content on the Excite brand to provide consumers with an interface that reflects the way they navigate through other forms of media and enables advertisers to more effectively reach target consumers. The Excite brand includes 14 channels of topical interest such as Arts & Entertainment, Sports and Business & Investing, among others. In September 1997, the Company launched a similar channels-based format for its service and content on the WebCrawler brand with 15 channels.

        In June 1997, the Company entered into a Co-Marketing Services Agreement and a Trademark License Agreement with Netscape. Under these agreements, Excite will be responsible for the programming, production, operations and advertising sales of "International Netscape Guide by Excite" (the "NetGuide"), a new service which will be managed by Excite and made available in Japan, Germany, France, UK and Australian markets, accessible from their respective Netscape Web sites and from the Guide button on localized versions of the Netscape Communicator tool bar. These agreements provide that revenue, if any, from advertising on the Guide, will be shared between the Company and Netscape. The Company made a one-time non-refundable license fee payment to Netscape of $4.0 million in July 1997 which is included in other assets, which will be amortized to distribution license fees expense over the terms of these agreements. As of October 31, 1997, NetGuide is operational in Japan, Germany and the United Kingdom.

      Also in June 1997, the Company sold 2,900,000 shares of the Company's Common Stock to Intuit at a price of $13.50 per share. Proceeds from this offering were approximately $38.4 million net of offering costs. In connection with this investment, Excite and Intuit entered into a Joint Activities Agreement pursuant to which Intuit became the exclusive provider and aggregator of financial content on all of Excite's services, and Excite became the exclusive search and navigation service featured in the U.S. versions of Intuit's Quicken, Quickbooks and TurboTax products. The two companies will share certain revenues and expenses at varying amounts throughout the seven year term of this agreement.

RESULTS OF OPERATIONS

REVENUES

      Revenues increased by $10.4 million and $23.2 million from $4.0 million and $8.2 million for the three and nine months ended September 30, 1996, respectively, to $14.4 million and $31.4 million for the comparable periods in 1997, respectively. This increase is primarily the result of an increase in the number of advertisements sold, an increase in sales of targeted advertisements with higher rates, an increase in the number of advertisers purchasing advertising banners on the Company's Web sites and an increase in sponsorship advertising revenue. The Company expects to continue to derive substantially all of its total revenue from selling advertisements on its network. Because the market for advertising on the Web is intensely competitive, advertising rates could be subject to pricing pressures in the future. If the Company is forced to reduce its advertising rates or experiences lower CPM's (price per thousand impressions) as a result of such competition or otherwise, future revenues could be adversely affected. Beginning in the second quarter of 1997, the Company started to sell a combination of sponsorship and banner advertising contracts in addition to the banner advertising contracts historically sold by the Company. Such sponsorship advertising contracts have longer terms, involve more integration with Excite's services and may allow advertisers to be the exclusive sponsor of the portions of Excite and/or WebCrawler content. The Company does not expect revenue growth relating to sponsorship advertising revenue to continue at the current rate in future periods as availability of exclusive sponsorship may be limited.

COST OF REVENUES

      Cost of revenues consists primarily of hosting costs, royalties and other cost of revenues, as well as amortization of purchased technology. Hosting costs relates to the maintenance and technical support of the Excite Network, which are comprised principally of personnel costs, telecommunications costs, equipment depreciation, and overhead allocations. Royalties and other cost of revenues includes expenses related to royalties, license agreements and revenue sharing agreements. Including amortization of purchased technology, total cost of revenues increased $4.1 million and $12.0 million from $1.2 million, or 29% of revenues, and $2.0 million, or 24% of revenues, for the three and nine months ended September 30, 1996, respectively to $5.2 million, or 36% of revenues, and $13.9 million, or 44% of revenues, for the three and nine months ended September 30, 1997, respectively. The increase in royalties and other cost of revenues was mainly due to increased royalties payment as well as margin sharing from revenue sharing agreements entered into in 1997. Cost of revenues, excluding the amortization of purchased technology, increased $2.1 million and $5.7 million from $1.2 million, or 29% of revenues and $2.0 million, or 24% of revenues for the three and nine months ended September 30, 1996, respectively, to $3.3 million or 23% of revenues and $7.7 million or 24% of revenues for the comparable periods in 1997, respectively. The increase in absolute dollars is due primarily to increased personnel expenses and equipment costs relating to maintaining and supporting the Company's Web sites and increasing revenue sharing costs for the distribution of the Company's services and the acquisition of content. Cost of revenues, excluding amortization, in future periods are expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services.

      In the three and nine month periods ended September 30, 1997, the Company also recognized, as a component of total cost of revenues, amortization of purchased technology of $1.9 million and $6.3 million, respectively, related to the purchase of the WebCrawler Assets. Amortization expense is expected to be approximately $1.9 million in the last quarter of 1997, assuming no additional acquisitions and no significant adjustments to the economic lives of the underlying purchased technology.

GROSS MARGIN

      Gross margin as a percentage of revenues was 64% and 56% for the three and nine month periods ended September 30, 1997, respectively, as compared to 71% and 76% for the comparable periods of 1996, respectively. The decline in the gross margin as a percentage of revenues was due primarily to the amortization of purchased technology discussed above. In addition, the growth in infrastructure associated with the merger with McKinley and the acquisition of the WebCrawler Assets, and expansion of operations to support expanded Web site offerings also contributed to the decrease. In the future, gross margins may be affected by the types of advertisements sold and revenue-sharing provisions of distribution and content agreements. Advertisements which target a specific audience typically have higher gross margins than advertisements which target the mass Web consumer market. Furthermore, pursuant to the provisions of certain agreements with operators of Web access points and with content providers, the Company shares advertising revenues based upon the number of consumers directed to its network. A low level of targeted advertising as a percentage of total advertising sold, a decrease in targeted or mass Web advertising rates or an increase in the Company's advertising revenue sharing obligations could adversely affect gross margins.

OPERATING EXPENSES

      The Company's operating expenses have generally increased in absolute dollar amounts since inception through September 30, 1997. This trend reflects the Company's rapid transition from the product development stage to marketing and offering its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market leadership. As a consequence, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

      PRODUCT DEVELOPMENT. Product development expenses consist principally of engineering and editorial personnel costs, allocation of overhead, equipment depreciation, consulting fees and supplies. Costs related to research, design and development of products have been charged to product development expense as incurred. Product development expenses increased in absolute dollars by $1.1 million and $3.9 million from $2.0 million, or 50% of revenues and $5.5 million, or 67% of revenues for the three and nine months ended September 30, 1996, respectively, to $3.1 million, or 22% of revenues and $9.4 million, or 30% of revenues for the comparable periods in 1997, respectively. The increase in absolute dollars was primarily attributable to an increase in engineering and editorial headcount to support the move to a channels format for the Excite Network as well as increased product development activities resulting from the acquisition of the WebCrawler Assets and the merger with McKinley. The Company believes that a significant level of product development expense is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs will increase in absolute dollars in future periods.

      SALES AND MARKETING. Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, allocation of overhead, creative services, promotional and advertising expenses. Sales and marketing expenses increased in absolute dollars by $0.1 million and $7.2 million from $6.3 million, or 156% of revenues and $12.0 million, or 146% of revenues for the three and nine months ended September 30, 1996, respectively, to $6.4 million or 44% of revenues and $19.2 million or 61% of revenues for the comparable periods in 1997, respectively. The increase in absolute dollars was due primarily to the hiring of additional sales and marketing personnel offset in part by a decline in marketing activities for the Magellan brand. In addition, the nine months ended September 30, 1997 included increased advertising and promotional expenses associated with the continuation of the Company's media campaign that was launched during the fourth quarter of 1996 into the first quarter of 1997. The Company expects to incur significant promotional and advertising expenses and anticipates that these costs will increase in absolute dollars although the Company has no current plans to undertake any promotional and advertising campaign similar to that undertaken during the fourth quarter of 1996.

      DISTRIBUTION LICENSE FEES. Distribution license fees increased by $2.6 million and decreased by $7.4 million from $253,000 and $11.9 million for the three and nine months ended September 30, 1996, respectively, to $2.9 million and $4.5 million for the comparable periods in 1997, respectively. The first quarter of 1996 included a one-time, non-cash charge of approximately $1.6 million related to the issuance of the AOL Warrant. The second quarter of 1996 included a $10.0 million charge relating to the Company's Premier Provider agreements with Netscape. In March 1997, the Company entered into new agreements, which commenced in May 1997, whereby the Excite brand became one of four "Premier Providers" and the WebCrawler brand became one of many "Marquee Providers" of search and navigation services accessible from Netscape's "Net Search" page. Therefore, total distribution license fees for 1997 include expenses associated with these new contracts since May. The Company expects that, absent entering into additional significant distribution agreements, distribution license fees will remain relatively constant and consistent with 1997 amounts in future quarters. In addition, in June 1997 the Company entered into a Co-Marketing Services Agreement and a Trademark License Agreement with Netscape. Under these agreements with Netscape, the Company will be responsible for the programming, production, operations and advertising sales of "International Netscape Guide by Excite," a new service which will be made available in Japan, Germany, France, UK and Australian markets. In connection therewith, the Company made a payment of $4.0 million to Netscape in July 1997, which will be amortized over terms of these agreements. See Note 9 of Notes to Condensed Consolidated Financial Statements.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, allocation of overhead and fees for professional services. General and administrative expenses increased by $0.7 million and decreased by $0.3 million, respectively, from $1.8 million, or 43% of revenues and $5.7 million, or 69% of revenues for the three and nine months ended September 30, 1996, respectively, to $2.4 million, or 17% of revenues and $5.4 million, or 17% of revenues for the comparable periods in 1997, respectively. The increase in general and administrative expenses from the same quarter of the prior fiscal year was primarily due to increased personnel to support expansion of the Company's operations. The overall decrease in general and administrative expenses was primarily the result of approximately $594,000 of non-recurring costs associated with McKinley's unsuccessful efforts to raise equity capital through an initial public offering in the second quarter of 1996, as well as a $629,000 note impairment reserve recorded in the second quarter of 1996. These decreases were offset in part by costs associated with increased personnel, professional service fees, provision for doubtful accounts and relocation to new facilities to support the Company's growth. The Company anticipates that its general and administrative expenses will increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure, negotiates and assimilates acquisitions of acquired technologies and businesses and continues to incur costs related to operating as a public company, such as expenses related to directors' and officers' insurance, investor relations programs and professional fees.

      MERGER AND ACQUISITION COSTS. The Company has in the past, and may in the future, acquire businesses, technologies, services, product lines, content databases or access to content databases that are complimentary to the Company's business. During the three months ended September 30, 1996, the Company incurred $2.3 million in merger and acquisition costs associated primarily with the merger with McKinley. During the three and nine months ended September 30, 1997, the Company incurred merger and acquisition costs of $305,000 and $1.6 million, respectively, relating to the amortization of goodwill and other purchased intangibles resulting primarily from the acquisition of the WebCrawler Assets in December 1996.

      INTEREST INCOME (EXPENSE) AND OTHER. Interest income for the three and nine months ended September 30, 1997 was $477,000 and $821,000, respectively, as compared to $512,000 and $1,034,000 for the three and nine months ended September 30, 1996, respectively. Interest income was higher in the 1996 periods as compared to the same periods of 1997 primarily as a result of interest earned on the cash received from the Company's initial public offering in April 1996, which has since been used to fund operations, offset in part by interest earned on the proceeds of approximately $34.8 million from the sale of Common Stock to Intuit in the second quarter of 1997. Interest expense and other increased from $110,000 and $260,000 in the three and nine months ended September 30, 1996, respectively, to $293,000 and $637,000 for the three and nine months ended September 30, 1997, respectively. This increase was due primarily to increased expenses associated with capital lease obligations and bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1997 the Company had $31.4 million in unrestricted cash, cash equivalents and short-term investments, an increase of $10.5 million from December 31, 1996. In June 1997, the Company sold 2,900,000 shares of the Company's Common Stock to Intuit at a price of $13.50 per share. Proceeds from this offering were approximately $38.4 million net of offering costs. During the third quarter of 1996, the Company completed its merger with McKinley, and during the first quarter of 1997, completed its acquisition of the WebCrawler Assets. These mergers and acquisitions resulted in significant increases in headcount and overhead, as well as the assumption and payment of additional liabilities. The Company maintains its cash and cash equivalents in short-term and medium-term investment-grade interest-bearing securities until required for other purposes.

      In March 1997, the Company entered into a line of credit for $6.0 million which will mature in March 1998. This line of credit bears interest at rates ranging from the bank's prime rate to the bank's prime rate plus .25% and is collateralized by a security interest in substantially all of the Company's assets. This line of credit agreement contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock without the prior written consent of the bank. As of September 30, 1997, the Company had outstanding borrowings against this line of credit of $6.0 million, and was in compliance with all financial covenants. In September 1997, the Company obtained a $2.0 million promissory note from a financial institution. This note bears interest at a fixed rate of 10.1%, is collateralized by certain fixed assets of the Company, and is payable in monthly installments through September 2000. As of September 30, 1997, the Company had an outstanding balance of $2.0 million. See Note 6 of Notes to Condensed Consolidated Financial Statements.

      The Company's operating activities for the nine month periods ended September 30, 1997 and 1996 used cash of approximately $29.1 million and $18.4 million, respectively. The increased use of cash in the nine months ended September 30, 1997 as compared to the same period of the prior year was primarily attributable to the payment of previously accrued expenses, including but not limited to, payments to Netscape and to the Company's advertising agency for an advertising campaign launched during the fourth quarter of 1996, a $4.0 million license fee payment to Netscape in July 1997 (See Note 9 of the Notes to Condensed Consolidated Financial Statements) and an increase in accounts receivable resulting from the increase in sales of sponsorship advertising contracts in September 1997, offset in part by a decrease in the net loss for the period as compared to the same period of the prior year.

      Investing activities for the nine months ended September 30, 1997 and 1996 used cash of $16.2 million and $29.7 million, respectively. The decreased cash used was primarily the result of lower net purchases of short-term investments, partially offset by increased purchases of property and equipment.

      Financing activities for the nine months ended September 30, 1997 and 1996 generated cash of $45.2 million and $50.7 million, respectively. Financing activities for the first nine months of 1996 primarily consisted of the sale of Redeemable Convertible Preferred Stock and debt securities totaling $12.3 million and the Company's initial public offering totaling $35.4 million. Financing activities for the first nine months of 1997 primarily consisted of a bank line of credit borrowing of $6.0 million, a promissory note of $2.0 million, and the sale of Common Stock to Intuit. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. The Company expects that its capital expenditures will increase as its employee base grows. As of September 30, 1997, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures during the remainder of 1997, a portion of which may be financed through equipment leases and bank borrowings.

      The Company has completed a number of mergers and acquisitions in the past, and expects to make other acquisitions and investments in joint ventures in the future. While the Company believes that such transactions have been and will continue to be in the best interest of the Company and its stockholders, these transactions involve risks and may require additional cash investments by the Company.

      The Company has incurred losses to date of approximately $72.6 million and has available working capital at September 30, 1997 of $27.0 million. The Company believes the existing working capital balance together with cash flows generated from advertising revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next twelve months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through pubic or private equity financings or from other sources. There can be no assurance that such additional financings will be on terms favorable to the Company, if at all, and will not be dilutive to the Company's current shareholders.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

EXTREMELY LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT AND ANTICIPATION OF CONTINUED LOSSES

      The Company has an extremely limited operating history upon which an evaluation of the Company and its current business can be based. In addition, there is a lack of proven business models for companies like Excite which rely substantially upon the sale of advertising on the Web. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Web and Web-based advertising markets. See risks described above under "Forward Looking Statements". There can be no assurance that the Company will be successful in addressing such risks. The Company has achieved only limited revenues to date, has incurred significant operating losses since inception and as of September 30, 1997, the Company had an accumulated deficit of approximately $72.6 million. The Company has also generally experienced significant increases in operating losses on an annual and quarterly basis since inception. Although the Company has recently experienced significant revenue growth, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow. There can also be no assurance that any revenue growth that the Company experiences will be indicative of future operating results. To the extent that revenues do not grow at anticipated rates or that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. Given the level of planned expenditures, the Company anticipates that it will continue to incur operating losses through at least the end of 1997. The extent of these losses will be contingent on the amount of growth in the Company's advertising revenues. Although the Company does not anticipate that its operating loss will continue to increase, there can be no assurance that operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

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

INTERNATIONAL EXPANSION

      While the Company believes that expansion of its services into international markets is important to its growth and while the Company has recently entered into an agreement with Netscape to provide the International Netscape Guide by Excite for certain countries and formed a joint venture in Japan with Itochu, the Company has limited experience in localization of its services and in marketing and distributing its products internationally. There can be no assurance that the Company will be successful in creating localized versions of its services, that such services will be accepted by users and advertisers, or that the resulting revenues generated will be adequate to offset the expense of establishing and maintaining international operations. In addition, operating in international markets exposes the Company to additional risks such as, but not limited to, compliance with regulatory requirements and changes in these requirements, export controls relating to technology, tariffs and other trade barriers, protection of intellectual property rights, difficulties in staffing and managing international operations, longer payment cycles and other collection problems, political instability, fluctuations in currency exchange rates and potentially adverse tax consequences. The occurrence of any of these risks could have a material adverse effect on any international operations established by the Company and, consequently, on the Company's business, results of operations and financial condition.

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

VOLATILITY OF STOCK PRICE

      The market price of the Company's Common Stock is highly volatile and is subject to wide fluctuations (for example, during the nine months ended September 30, 1997, the high and low closing prices of the Common Stock were $34.25 and $7.88, respectively) in response to quarterly variations in operating results, announcements of technological innovations or new services by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. In addition, the stock market has recently experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If brought, such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

--------------------------------------------------------------------------------
ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------
Not applicable.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        Not applicable.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.



ITEM 5.   OTHER INFORMATION

        In October 1997, the Company and Itochu Corporation and certain affiliated entities (collectively "Itochu") entered into an agreement with respect to a joint venture involving the Company's wholly-owned subsidiary, Excite Japan, Co. Ltd. ("Excite Japan") in order to provide Web based information services to the Japanese market. The Company will retain a 50% equity interest in Excite Japan. Itochu will initially have the other 50% equity interest, although it is anticipated that additional companies may participate in Excite Japan, in which case Itochu's interest would be reduced. Advertising sales responsibilities will be assumed by CTC Create Corporation, a wholly-owned subsidiary of Itochu Corporation. The initial capitalization of Excite Japan will be $10.0 million.

        Also in October, the Company entered into an Agreement Plan of Reorganization to acquire Netbot, Incorporated ("Netbot") in a merger of Netbot with a wholly-owned subsidiary of the Company for approximately $35 million of the Company's Common Stock. Netbot is a Seattle-based Internet software developer of advanced search technology. The acquisition will be accounted for as a pooling of interests and structured as a tax free reorganization. The acquisition is subject to a number of conditions, including accuracy of representations and warranties, absence of adverse changes and obtaining necessary corporate approvals, qualification for accounting of the transactions as a pooling of interests and other customary conditions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed as part of this report:

           11.01      Statement of Earnings Per Share

           27.01      Financial Data Schedule (EDGAR version only)


        (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

               On September 26, 1997, the Company filed a Form 8-K pursuant to
               Item 5 of such Form regarding its sponsorship agreement with Preview Travel, Inc.

               On July 9, 1997, the Company filed a Form 8-K pursuant to Item 5 of such Form regarding a sale of the Company's common Stock to Intuit, Inc. ("Intuit"), and an agreement with Intuit regarding the Company's personal finance channel.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

      In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EXCITE, INC.


Date:  November 13, 1997            By:  /s/ George Bell
                                        --------------------------------------
                                         George Bell
                                         President and Chief Executive Officer


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

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------

 11.01                        Statement of Earnings Per Share

 27.01                        Financial Data Schedule