Form 10-K
period 1997-12-31
EXCITE INC
filed 1998-03-31
CIK 1007297

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
                      ------------------------------------

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                 DECEMBER 31, 1997.
                                              OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                 FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-28064
                                  EXCITE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        CALIFORNIA                                         77-0378215
     (STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                        ORGANIZATION)

                  555 BROADWAY, REDWOOD CITY, CALIFORNIA 94063
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (650) 568-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                     Yes      X               No __________
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     As of February 27, 1998 there were 22,084,297 shares of the Registrant's Common Stock, no par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The Aggregate market value of the voting stock held by non-affiliates computed by reference to the closing price for the common stock as quoted by the Nasdaq National Market as of February 27, 1998 was approximately $406,611,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held in June 1998 are incorporated by reference into Part III.
================================================================================

                                  EXCITE, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
ITEM 1:    Business....................................................    1
ITEM 2:    Properties..................................................   11
ITEM 3:    Legal Proceedings...........................................   11
ITEM 4:    Submission of Matters to a Vote of Security Holders.........   12
PART II
ITEM 5:    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   13
ITEM 6:    Selected Consolidated Financial Data........................   13
ITEM 7:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   15
ITEM 7A:   Quantitative and Qualitative Disclosures about Market
           Risk........................................................   29
ITEM 8:    Financial Statements and Supplemental Data..................   30
ITEM 9:    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................   30
PART III
ITEM 10:   Directors and Executive Officers of the Registrant..........   31
ITEM 11:   Executive Compensation......................................   32
ITEM 12:   Security Ownership of Certain Beneficial Owners and
           Management..................................................   32
ITEM 13:   Certain Relationships and Related Transactions..............   32
ITEM 14:   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   33
           Signatures..................................................   62

                                     PART I

ITEM 1:  BUSINESS

SUMMARY

     This Annual Report on Form 10-K ("Report") contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the failure of the Company to achieve increases in advertising revenues, the failure of the Company to maintain premier positions on certain high traffic World Wide Web ("Web") access points such as those maintained by America Online, Inc. ("AOL"), Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"), the inability of the Company to meet minimum guaranteed impressions under sponsorship agreements, the inability of the Company to maintain and increase levels of traffic on the Excite and WebCrawler brands ("the Excite Network"), development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, reductions in market prices for Web-based advertising as a result of competition or otherwise, the ability of the Company to achieve higher rates for targeted advertising as well as the inability of the Company to increase the percentage of its advertising inventory sold, the inability of the Company to effectively integrate the technology and operations of Netbot, Inc. ("Netbot") and MatchLogic, Inc. ("MatchLogic") or any other subsequently acquired businesses or technologies with its operations, the inability of the Company to maintain and enhance revenue growth from sponsorship advertising due to limited availability of exclusive sponsorships on the Excite Network or otherwise, the inability of the Company to expand its international operations, particularly in light of the fact that the Company has limited operating experience in the international market, the inability of the Company to identify, attract, retain and motivate qualified personnel, general economic conditions and those risk factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results" and the consolidated financial statements and notes thereto, appearing elsewhere in this Report. Unless the context otherwise requires, the term "Company" or "Excite" refers to Excite, Inc. and its wholly-owned subsidiaries.

THE COMPANY

     Excite, Inc., formerly Architext Software, Inc., which was formed in June 1994, is a global media company offering consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. The Excite Network consists of the Excite (www.excite.com) and WebCrawler (www.webcrawler.com) brands, which provide a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers navigate the Web, the Excite Network contains a suite of specialized information services, organized under numerous topical channels, which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards and chat and personalization capabilities.

     The Company first launched its Excite search and directory service in October 1995. In April 1997, the Company launched a channels-based format for its service and content on the Excite brand to provide consumers with an interface that reflects the way they navigate through other forms of media and enables advertisers to more effectively reach target consumers. The Excite brand currently includes 12 channels of topical interest such as Entertainment, Sports and Business & Investing. In September 1997, the Company launched a similar channels-based format for its WebCrawler brand, which currently includes 16 topical channels. Localized versions of Excite are available in the Australia, France, Germany, Japan, the Netherlands, Sweden, and the United Kingdom. The Company derives a substantial portion of its revenues from selling banner and sponsorship advertising on its Web sites to customers in various industries.

     The Company has incurred significant operating losses to date and incurred a net loss of approximately $30.2 million for the year ended December 31, 1997. The Company believes that its available resources will provide sufficient funding to enable the Company to meet its obligations through at least December 31, 1998. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources if such resources are not available.

     On November 24, 1997, the Company acquired Netbot, a Seattle-based Internet software developer of advanced search technology. The transaction was accounted for as a pooling of interests. The Company issued approximately 854,000 shares of the Company's Common Stock to former stockholders of Netbot and assumed options and warrants to purchase approximately 211,000 shares of the Company's Common Stock. On August 30, 1996, the Company acquired The McKinley Group, Inc. ("McKinley"), the creator of the Magellan On-Line Guide. The transaction was effected through the issuance of 850,000 shares of the Company's Common Stock and was accounted for as a pooling of interests. All financial information for dates and periods prior to the merger with McKinley have been restated to reflect the combined operations of the Company and McKinley. Financial information for dates and periods prior to the acquisition of Netbot have not been restated to reflect the combined operations of the Company and Netbot as Netbot's results of operations were not material to the Company's consolidated financial statements. See Note 2 of Notes to Consolidated Financial Statements. In addition, in March 1997, the Company completed the acquisition of the WebCrawler search and directory technology (the "WebCrawler Acquisition") from America Online, Inc. ("AOL") for an aggregate of 1,950,000 shares of the Company's Convertible Preferred Stock. For accounting purposes, the Company recorded the WebCrawler Acquisition as of December 1, 1996. The transaction was accounted for as an acquisition of rights to developed and purchased in-process technology and distribution rights. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results -- Acquisition Strategy; Integration of Past and Future Acquisitions," and Notes 1 and 2 of Notes to Consolidated Financial Statements" appearing elsewhere in this Report.

     On February 2, 1998 the Company acquired MatchLogic, a provider of solutions for the management and optimization of Internet advertising campaigns. The transaction was accounted for as a pooling of interests. The Company issued approximately 3.1 million shares of the Company's Common Stock to former stockholders of MatchLogic and assumed options and warrants to purchase approximately 524,000 shares of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results -- Acquisition Strategy; Integration of Past and Future Acquisitions" and Note 14 of Notes to Consolidated Financial Statements' appearing elsewhere in this Report.

THE EXCITE NETWORK

  Excite Services

     As the Web has evolved, the Company has grown from being a provider of a single-function Web search utility to offering a branded Internet media network consisting of the Excite and WebCrawler brands. The Company's services consist of: navigation services, such as Excite Search and Excite Channels, which help consumers more easily find relevant information; community services, such as chat, email, bulletin board and instant messaging services, which help consumers connect and communicate; and personalization services, such as My Excite Channel, a personalized topical channel, which can be customized simply and easily by a consumer to satisfy his or her personal interests.

     Excite Search. The Company maintains an extensive index of Web documents which is refreshed by the Company's automatic spider technology on a regular basis. Excite's search technology allows consumers to search the Web in multiple ways, including by keyword, phrase, concept, Boolean logic or proper name. Excite's More Like This feature, which utilizes query-by-example technology, allows users who find a document of interest to find similar documents with the click of a button. In addition, Excite's automatic abstract technology provides consumers with a brief and accurate abstract of each document returned by a search. Excite Search also permits users to search news articles, Usenet newsgroups, the Excite City.net travel index or Excite's Web Guide of over 100,000 Web sites.

     Excite Channels. In April 1997, the Company launched a channels-based format for its services and content to provide consumers with a more intuitive interface that reflects the way they navigate through other forms of media, such as television, and enables advertisers and retailers to more effectively reach target consumers. The entire suite of Excite services can be accessed from each channel. By combining existing services with specialized information and services from leading content providers, Excite provides channel-specific content including topical news, links to related Web sites, products and services and directories, bulletin boards, chat and search capabilities.

     The Excite brand includes the following channels of topical interest:

Autos                                          Lifestyle
Business & Investing                           News
Careers & Education                            People & Chat
Computers & Internet                           Shopping
Entertainment                                  Sports
Games                                          Travel

     My Excite Channel. My Excite Channel enables consumers to personalize their home page Web interface and choose what information they want delivered to their personal page, thereby delivering a personalized Web experience for each consumer. After registering with Excite, consumers create a personal profile which selects and automatically updates information of interest such as personalized stock quotes, news stories, local and national sports scores, horoscopes, local and national weather, television listings and special reminders. As of March 15, 1998, the Company had approximately 1.8 million registered users of My Excite Channel.

     Excite Shopping. The Excite Shopping Channel offers a safe and convenient online shopping service for consumers. This channel is arranged around 16 departments, including: automobiles, books, clothes, computers and software, flowers and gifts, music and movies and other items. The Shopping Channel features links to a number of leading retailers' Web sites, including Amazon.com, J. Crew, the Disney Store and Music Boulevard, and also offers "Excite Shopping Search, powered by Jango," which is based on technology Excite acquired in its acquisition of Netbot. After the customer enters a product request, Excite Shopping Search, powered by Jango determines the best sources of information. The service then assembles the relevant information and displays the final shopping results in an easy-to-browse report that typically includes product reviews, specifications, pricing, secure transaction information and other essential shopping details. When a consumer is ready to buy, the purchase is completed on the merchant's Web site. In addition to simplifying shopping on the Web for consumers, the Excite Shopping Channel also provides online retailers a unique opportunity to market products to shoppers at the point of decision. The Company also offers its "Excite Safe Shopping Guarantee' program. Under this program, merchants which meet Excite's requirements for secure Web transactions become an "Excite Certified Merchant" and link to an Excite Certified Merchant's Web site display an "Excite Guaranteed" logo. If an Excite consumer suffers a loss resulting from fraudulent use of his or her credit card as a result of an online transaction from an Excite Certified Merchant, Excite will reimburse the cardholder for any fraud liability not covered by the credit card issuer up to a maximum of $50.

     Excite Communities. The Company offers a number of services which allow users to connect and communicate with each other. The Company believes that users who habitually check their email on Excite Mail or their instant messages on Excite PAL are more likely to visit more frequently, spend more time on the Excite Network and use other Excite services as well. Community-building services, such as Excite Boards and Excite Chat, allow users to join communities of other users with similar interests or needs, thereby enhancing the user experience within the Excite Network with the goal of improving customer retention.

  WebCrawler Services

     WebCrawler, which was created in early 1994 at the University of Washington, was one of the first Internet search engines. WebCrawler was acquired by AOL in April 1995 to be its exclusive Internet search engine. In November 1996, Excite agreed to acquire the WebCrawler service from AOL and WebCrawler became one of Excite's flagship brands.

     The Company believes that WebCrawler still maintains a large and loyal following on the Web. In March 1998, the Company redesigned the WebCrawler service to focus on speed, simplicity and practicality. The new WebCrawler features daily thematic programming and links to tips, information, chat rooms and shopping services. The topical themes, which change daily, include: Health and Fitness; Career; Kids & Family; Personal Finance; Computing; Entertainment; and Travel. WebCrawler also features The Daily ToolBox, a call-out box of Web-based consumer tools useful in daily life situations. Tools featured include a baby name finder and a calorie counter, among many others. Users can also access their favorite tools through a ToolBox archive.

     The WebCrawler Search service helps consumers find information on the Web by searching through WebCrawler's index of Web documents. WebCrawler Search enables consumers to search the Web in multiple ways by keyword, Boolean logic, phrase, example or document similarity. Search results can be listed by title only or by full listing with an abstract. Listings which have been reviewed are identified and consumers can easily click to the review. WebCrawler also features a "Shortcuts" section. When search results are displayed, a series of links to a related area within the service, such as related Usenet groups, classified ads, content pages on one of the channels or to a retail Web site are prominently displayed on the right side of the search results page. The Company believes that this feature enables it to more effectively direct targeted traffic from Web search services into a WebCrawler channel or service or into the Web pages of sponsors.

     Similar to the Excite brand, content on WebCrawler is organized within topical channels which include:

Arts & Books                              Home & Family
Auto                                      News
Business & Investing                      People & Chat
Careers & Education                       Reference
Computers & Internet                      Relationships
Entertainment                             Shopping
Games                                     Sports & Recreation
Health & Fitness                          Travel

     WebCrawler offers all of the community features offered throughout the Excite brand. WebCrawler users can also create a personalized home page with the My Page feature, which, like the My Excite Channel, selects and delivers information of interest such as stock quotes and news headlines.

ADVERTISING AND COMMERCE

     The Company currently derives substantially all of its revenues from the sale of advertisements on the Excite Network though banner advertisements, sponsorships and, through its MatchLogic subsidiary, database and direct marketing arrangements. See "-- MatchLogic." In the future, the Company intends to pursue revenues from online transactions.

     Banner Advertisements. Banner advertisements are prominently displayed throughout the Excite Network and as the consumer interacts with the Excite Network, new advertisements are displayed. From each advertisement banner, consumers can hyperlink directly to an advertiser's own Web site, thus enabling the advertiser an opportunity to directly interact with an interested consumer. The Company believes that because consumers view advertisements only after they request a new page, the focus of the consumer's attention to the advertisement is likely to be higher than it is in other forms of media.

     The Company offers a variety of banner advertising programs that enable advertisers to target their audiences at various levels of market segmentation. Mass market placements deliver general rotation banner advertisements throughout the Excite Network but do not have any particular market segmentation. With the introduction of the Excite Network's channels format in April 1997, advertisers can purchase targeted advertising for an audience with a specific content interest as they do in traditional media. Advertisers can target general interest topics such as "sports" or can target advertisements to more specific subcategories such as "college basketball" or a particular team. The Company charges higher per impression fees for advertising products based upon the specificity of the target audience. The Company's standard rate card rates for advertising currently range from $24 per thousand impressions ("CPMs") for general rotation across undifferentiated users to up to $65 per thousand impressions for targeted affinity or keyword packages. The Company's banner advertising agreements generally are for a relatively short term and provide for a minimum number of guaranteed impressions for a fixed fee. Accordingly, actual CPM rates depend upon a variety of factors, including, without limitation, the duration of the advertising contract and the number of impressions purchased, and are often negotiated on a case-by-case basis. Because of these factors, actual CPM rates experienced by the Company have been lower than its standard rate card rates. Currently, a substantial majority of the number of banner advertising placements on the Excite Network are general rotation advertisements. The Company's strategy is to migrate advertisers to more targeted advertisement placements such as on its channels pages and on My Excite Channel pages.

     Sponsorship Advertising and Online Transaction Revenue. During the second quarter of 1997, the Company began selling advertising placements and links outside of the space normally reserved for banner advertisements. These arrangements are known as sponsorships because they typically involve the placement of an advertisement or link in a topical channel as though the advertiser was sponsoring the content on a specific page. The ad or link is programmed to appear prominently on the same spot on the page, each time that page of channel content is called for by the user. Some of these sponsorships include relationships with Amazon.com, Inc., Barnes & Noble, Inc., Preview Travel, Inc., N2K Inc. and CDnow, Inc.

     Sponsorships have a longer duration than the Company's banner advertisement agreements and typically have a two or three year term. In some instances, the Company has entered into exclusive sponsorship arrangements for certain channels. Some sponsorship arrangements provide that the Company will participate in the revenue or profit margin from a purchase made by a consumer who responded to an ad placed on the Excite Network. While Excite has not received any online transaction revenues to date from these sponsorship arrangements, and does not anticipate receiving a significant amount of online transaction revenues in 1998, the Company believes these arrangements provide an additional revenue opportunity if online purchasing continues to grow. Through March 15, 1998, the Company had entered into over 80 sponsorship arrangements, of which approximately 21 included some form of transaction revenue or margin sharing arrangement.

     Through the Company's various advertising programs, advertisers can combine multiple advertising packages in order to develop a complete advertising plan that reaches many audience types and that is designed to maximize reach, frequency of exposure and consumer response. For example, an airline company might utilize a general rotation advertisement as a base of mass exposure. The advertising campaign could be enhanced by using a topical affinity consumer targeting approach, by either sponsoring a section of the Travel Channel or purchasing keywords such as "travel" or "airfare" on any of the Company's related services.

     No customer accounted for more than 10% of revenues during 1997.

DISTRIBUTION AND CONTENT

  Distribution

     The Company believes that maintaining a presence on Web access points and other high-traffic Web sites, known as gateways, is an important factor in obtaining traffic and attracting advertisers. The Company seeks to obtain new consumers by providing multiple gateways into the Excite Network, thereby increasing its visibility on Web access points. The Company has established premier positions on Web sites operated by Microsoft and Netscape, two of the most highly trafficked Web sites, and has entered into a co-branding relationship with AOL, the leading online service provider. In addition, the Company has established a number of distribution relationships under which the Excite brand is typically featured as the default Web navigation network. The Company has distribution relationships with ISPs and OSPs, such as Prodigy Services Corporation and PointCast Inc., and hardware distribution relationships with companies such as Apple Computers, Inc., Sega Enterprises and WebTV Networks, Inc. ("WebTV"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results -- Dependence on Third-Party Relationships; Uncertain Renewal of Netscape Agreements."

     The Company's Excite brand is featured as one of four "Premier Providers" and the WebCrawler brand is featured as one of five "Marquee Providers" on Netscape's Web site. These agreements expire on April 30, 1998. Although the Company believes that less than 15% of its daily user traffic is directed from Netscape, if the Company were unable to renew its agreements with Netscape, if Netscape were to offer a competitive "gateway" site or if Netscape were to enter into an exclusive arrangement with one of the Company's competitors, the Excite Network could lose a portion of its traffic, traffic on competing services could substantially increase or the Excite Network could otherwise become less attractive to advertisers, which would have a material and adverse effect on the Company's business, results of operation and financial condition. In addition, even if the Company were able to renew these agreements with Netscape, if any replacement agreements are on materially worse terms than those of the Company's current agreements, there could be a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's Excite brand is also featured as one of five services on the "Search the Web" section of the Microsoft Search page and the WebCrawler brand and Magellan guide are also listed on the Microsoft Search page. The Company's agreement with Microsoft expires in June 1998. Although to date the Company has not derived a significant portion of its traffic from Microsoft, there can be no assurance that the Company will be able to renew its agreement with Microsoft on favorable terms, if at all, or that Microsoft will not enter into an exclusive arrangement with one of the Company's competitors, the occurrence of any of which could also have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company also has a five-year distribution agreement with AOL which expires in November 2001 under which a co-branded version of the Excite search and directory service, AOL NetFind Powered by Excite, is designated as the exclusive Web search and directory service for the AOL service for an initial two-year period ending in November 1998. If the exclusive period is not extended by AOL beyond the initial two year term, the co-branded service would become the "default" search and directory service of AOL, however, AOL could enter into a strategic relationship with a competitor of the Company or offer its own competing services, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  Content

     The Company has entered into, and plans to pursue in the future, relationships with third-party information providers. These relationships enable the Company to increase the breadth of content on the Excite Network without incurring significant development or maintenance costs. These content relationships include relationships with: Reuters and UPI to provide news stories; Charles Schwab to provide stock quotes; Sports Ticker to provide sports quotes; The National Enquirer to provide entertainment gossip news; The Tribune Company to provide horoscopes; and GTE New Media Services, Inc. to provide Yellow Pages information.

     In October 1997, the Company launched a channel with Intuit Inc. called Excite Business & Investing by Quicken.com, that offers integrated tools and content designed to help consumers make the most of their money. This channel helps users with their investments and covers other areas of their financial lives, including banking, mortgages, taxes, planning and insurance.

SALES AND MARKETING

     As of February 28, 1998, the Company had a direct sales organization of 55 professionals located in San Francisco, New York, Los Angeles and Chicago. This direct sales force sells to advertisers and advertising agencies and is responsible for selling banner advertisements and sponsorships on the Excite Network. The Company believes that an internal sales force dedicated to selling advertising only on the Excite Network provides a higher level of customer service and satisfaction to advertisers during both the buying and reporting process. Because the Company's direct sales organization is focused and educated on the Excite Network, they can best match high value advertising opportunities with companies who can benefit from them. In addition, the Company has a dedicated group of professionals focused on advertising reporting and measurement and because of the campaign management expertise of MatchLogic, advertisers on the Excite

Network can receive up-to-date information on the placement and effectiveness of their advertisements. The Company believes that in order to be a leader in Web advertising and provide the highest level of service, it must continue to develop technologies for the precise and timely placement, targeting and measurement of advertising.

     The Company's marketing goal is to build the brands of the Excite Network, Excite and WebCrawler, into well-recognized consumer brands. The Company utilizes a variety of marketing programs, including traditional "off-Web" programs such as joint marketing programs with strategic partners and television, print, radio and billboard promotions as well as online advertising. During the fourth quarter of 1996, the Company launched a national brand-building campaign for its Excite brand centered around the Jimi Hendrix song, "Are You Experienced?" and in the fourth quarter of 1997, launched another national print campaign for Excite, which it refers to as the "Signature Campaign." The Company believes that the WebCrawler brand has significant consumer awareness today and the Company will make selective marketing investments to increase that awareness. To this end, the Company recently began a national marketing campaign designed to increase awareness of the redesigned WebCrawler Service.

MATCHLOGIC

     In February 1998, the Company acquired MatchLogic, an online advertising services firm. MatchLogic has expertise in the areas of Internet advertising campaign management and database and direct marketing, which the Company believes are important for its future growth.

     Campaign Management. Today, there are two methods of delivering advertising messages on the Web: one is via the Web sites themselves, the other is via "third party" ad servers such as MatchLogic. Prior to third-party ad serving, ads were delivered exclusively by Web sites, such as the Excite Network. For large advertisers planning to place advertisements on multiple sites, this process was inefficient and ineffective, because a single Web site can only provide information about its own activity and cannot provide consistent reporting of advertising results from multiple Web sites. MatchLogic provides campaign management services directly to large advertisers and agencies who are planning ad campaigns across multiple sites. Using MatchLogic services, individual advertisers or advertising agencies can deliver ads based on particular demographic traits, geographic location or other traits or based on keywords. MatchLogic serves ad messages simultaneously to multiple Web sites, measures results immediately, produces consolidated results, reports on the success of the entire campaign and analyzes these results to enable advertisers to quickly assess the effectiveness of the campaign. Changes to the campaign can then be made quickly and centrally by MatchLogic in order to maximize the effectiveness of the advertiser's investment.

     Database and Direct Marketing. The principal challenge for direct marketers is to continually increase response rates. In order to accomplish this goal, direct marketers need to have access to a robust, continually refreshed consumer database, which provides them with current, relevant demographic information. MatchLogic acquires, packages and distributes consumer data through digital and land-based data channels. Unlike land-based data channels, such as warranty cards, which may take longer periods of time to collect and assemble, and which can become obsolete in a short period of time, the digital Web-based data channels are a new and emerging market from which current demographic information and data on purchase intentions can be gathered and analyzed online and on a real-time basis. The Company believes that the Internet audience is relatively affluent and well-educated, placing a premium on audience data acquired via the Internet. The Company also believes that the currency of this data places it at an even higher premium. Furthermore, since the results of database and direct marketing programs can be more effectively measured as compared to traditional brand advertising, the Company believes that database and direct marketing will become more attractive to advertisers and therefore present significant opportunities for revenue in the future.

     MatchLogic operates as an independent subsidiary of Excite with its own sales force, research and development and operations departments, however, the Company intends to utilize the ad serving and targeting technology of MatchLogic to improve results for advertisers on the Excite Network. The Company believes that over time, the expertise and technology acquired with MatchLogic will provide it with the opportunity to generate superior advertising response rates for its advertising customers, thereby justifying higher rates for its advertising. The Company also believes that MatchLogic's relationship with large advertisers and advertising agencies will provide opportunities for Excite to promote advertising on the Excite Network to these large customers.

     MatchLogic maintains five data centers in the U.S. and Europe which serve advertisements on behalf of its customers, including large advertisers such as General Motors Corporation and AT&T Corp., and leading advertising agencies such as Grey Advertising, Inc., DDB Needham Worldwide Communications Group, Inc. and Thunderhouse Online Marketing Communications.

INTERNATIONAL

     The Company believes that there are significant opportunities to leverage the Excite Network internationally. The Company offers, either independently or in conjunction with local content providers, localized versions of the Excite Service in Australia, France, Germany, Japan, the Netherlands, Sweden and the United Kingdom. The Company has an agreement with Netscape under which it is producing a local navigation service with topical channels and other features for Netscape's International Netscape Guide for Australia, France, Germany and the United Kingdom. The Company also has international distribution relationships with Microsoft and NETCOM On-Line Communications Services, Inc.

     Because the Company believes that the Japanese Internet market is currently the largest Internet market outside of the U.S., the Company will offer, through a joint venture with Excite Japan, Itochu Corporation and certain affiliated entities (collectively "Itochu"), comprehensive localized Excite services in Japan. Advertising sales will be made through CTC Create Corporation, a wholly-owned subsidiary of Itochu. The Company currently holds 50% of the outstanding capital stock of Excite Japan. The Company may seek to enter into similar joint ventures with respect to other international markets, although it is not currently in negotiations to do so.

     During 1996 and 1997, less than 10% of the Company's user traffic and less than 10% of the Company's total revenues were derived from international sources. There can be no assurance that the Company's services will achieve commercial success in international markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results -- Risks Associated with International Operations."

RESEARCH AND DEVELOPMENT

     As of February 28, 1998, there were 154 employees on the Company's research and development staff. Excluding charges for purchased in-process technology, product development costs were $2.8 million, $8.0 million and $13.4 million in 1995, 1996 and 1997 respectively. The Company believes that developing new and enhanced services and technology is necessary to remain competitive. Accordingly, the Company intends to continue to make investments in research and development, including developing, licensing or acquiring new technologies.

USER SUPPORT

     The Company offers user support via telephone and also offers a comprehensive online help guide which offers searching tips and provides a complete guide to the Excite Network. As of February 28, 1998, the Company had 12 customer support personnel. The Company also offers a "New to the Net" section of its help service for Web novices. This service offers an overview of the Web and Excite as well as Excite Seeing Tours, which is a "how to" service designed to instruct a consumer how to perform a particular task using information from the Web. In addition, the Company offers Web and email-based support for its Excite Mail, Excite Chat and Excite PAL services.

COMPETITION

     The market for Web services and Web advertising is intensely competitive. There are no substantial barriers to entry in these markets and the Company expects competition to intensify. The Company believes that the number of companies relying on fees from Web-based advertising has increased substantially during the past year. Accordingly, the Company may face increased pricing pressure for the sale of advertisements on its network, which would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's primary competitors are Web search and retrieval companies such as Infoseek Corporation, Lycos, Inc. and Yahoo!, Inc. ("Yahoo!") and specific search and retrieval services and products offered by other companies, including Digital Equipment Corporation's Alta Vista, HotWired Ventures and Inktomi's HotBot, and CNET, Inc.'s search.com. The Company also competes indirectly with Web content broadcasting services, such as PointCast Inc.'s PointCast Network, and with services from other database vendors, such as Lexis/Nexis and other companies that offer information search and retrieval capabilities with their core database products. As the Company increases the content offerings and services on the Excite Network, it will face competition from a large number of businesses which offer Web services such as e-mail, stock quotes, news and chat features and who publish information and content on the Web, including large OSPs such as America Online and the Microsoft Network.

     In the future, the Company may encounter competition from ISPs, OSPs, Web site operators, providers of Web browser software (such as Netscape or Microsoft) and other Internet services and products that incorporate search and retrieval features into their offerings. These potential competitors could take actions that make it more difficult for consumers to find and use the Excite Network. For example, Microsoft announced that it will offer Internet search engine services provided by Inktomi in the Microsoft Network and other Microsoft online properties. Such search services could be tightly integrated with the Microsoft operating system, the Internet Explorer Web browser and other software applications, and Microsoft may promote such services within the Microsoft Network or through other end-user services such as WebTV. Insofar as Microsoft's search services may be more conveniently accessed, this may provide Microsoft with significant competitive advantages that could have a material adverse effect on the Company's user traffic. In addition, Microsoft and Netscape, both of which have significantly greater financial, technical and marketing resources than the Company, have announced an intention to introduce Web sites offering services which are similar to those currently offered by the Company in combination with Internet navigation features. Many large media companies have announced that they are contemplating developing Internet navigation services and are attempting to become Web "gateway" sites for Web users. For example, both Time Inc. and CBS Worldwide, Inc. have announced initiatives to develop Web services in order to have their Web sites become the starting point for users navigating the Web. In the event such companies develop such "portal" sites, the Company could lose a substantial portion of its user traffic, which would have a material adverse effect on the Company's advertising revenues and on its business, results of operations and financial condition.

     Many providers of Web services have been entering into distribution arrangements, co-branding arrangements, content arrangements and other strategic partnering arrangements with ISPs, OSPs, providers of Web browsers, operators of high traffic Web sites and other businesses in an attempt to increase traffic and page views, and thereby making their Web sites more attractive to Web advertisers while also making it more difficult for consumers to utilize the Company's services. For example, Yahoo! and MCI Telecommunications Corporation ("MCI") entered into an agreement to offer an online service to be called "Yahoo! Online powered by MCI Internet" under which Yahoo!'s services will be made easily available to MCI Internet customers. To the extent that direct competitors or other Web site operators are able to enter into successful strategic relationships, these competitors and Web sites could experience increases in traffic and page views, or the Company's traffic and page views could remain constant or decline which could have the effect of making these Web sites appear more attractive to advertisers which could have a material adverse effect on the Company's business, results of operations and financial condition.

     As a result of its recent acquisition of MatchLogic, the Company expects that a portion of its revenues will be derived from providing advertisers and advertising agencies with services designed to manage targeted Internet advertising campaigns. This market is also a new and evolving market which is increasingly competitive and in which there are no substantial barriers to entry. The Company competes in this area primarily with IMGIS, Inc., and competes indirectly in this area with DoubleClick Inc., which offers Internet advertising solutions for advertisers and Web sites, and NetGravity, Inc., which provides advertising management software. The Company expects to face competition in this area from additional companies in the future.

     Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. Further, there can be no assurance that the Company's competitors will not develop Web search and retrieval services or other online services that are equal or superior to those of the Company or that achieve greater market acceptance than the Company's offerings.

     The Web in general, and the Company specifically, also must compete with traditional advertising media such as print, radio and television for a share of advertisers' total advertising budgets. To the extent that the Web is not perceived as an effective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to Web-based advertising. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

INTELLECTUAL PROPERTY

     The Company regards its technology as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods, and has been issued a patent with respect to certain aspects of its searching and indexing technology. The Company has filed two patent applications with respect to other aspects of its technology. There can be no assurance that the patent that has been issued is, or that any patents that may issue from these pending applications will be, sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents that have been issued or that may be issued will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. The failure of any patents to protect the Company's technology may make it easier for the Company's competitors to offer technology equivalent to or superior to the Company's technology. The Company also generally enters into confidentiality or license agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's services or technology without authorization, or to develop similar technology independently. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Web makes it virtually impossible to control the ultimate destination of the Company's products. Policing unauthorized use of the Company's technology is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition.

     Many parties, including competitors of the Company, are actively developing search, indexing and related Web technologies. Some of these parties have and the Company believes that others will take steps to protect these technologies, including seeking patent protection. As a result, the Company believes that disputes regarding the ownership of such technologies are likely to arise in the future. In addition, from time to time, the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights, including claims for infringement resulting from the downloading of materials by the service operated by the Company. Although the Company investigates claims and responds as it deems appropriate, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any assertions or prosecutions will not materially and adversely affect the Company's business, results of operations and financial condition. Irrespective of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof, which could have a material adverse effect on the Company's business, results of operations and financial condition. If any claims or actions were asserted against the Company, the Company might seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that under such circumstances a license would be available on commercially reasonable terms, or at all.

     The Company currently owns and also licenses from third parties certain of its technologies. As it continues to introduce new services that incorporate new technologies, it anticipates that it may be required to license additional technologies from others. There can be no assurance that these third-party technology licenses will be available to the Company on commercially reasonable terms, if at all. The inability of the Company to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or could materially and adversely affect the performance of its services until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in the introduction of services or adverse impact on service quality could materially and adversely affect the Company's business, results of operations and financial condition.

EMPLOYEES

     As of February 28, 1998, the Company had 434 full-time employees, including 154 in research and development, 186 in marketing and sales, 63 in finance and administration and 31 in operations and support. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, particularly highly skilled technical personnel and engineers involved in development, and upon the continued service of its senior management and key sales and technical personnel, none of whom is bound by an employment agreement. From time to time, the Company also employs independent contractors to support its research and development, marketing, sales and support and administrative organizations. Competition for such qualified personnel in the Company's industry and primary geographical location is intense, particularly for engineering and management personnel. The Company's employees are not represented by any collective bargaining unit, and the Company has never experienced a work stoppage. The Company believes its relations with its employees are good.

ITEM 2: PROPERTIES

     The Company's headquarters are located in, and substantially all of its operations are conducted out of, a leased facility in Redwood City, California, consisting of approximately 88,000 square feet of office space under a ten-year lease expiring in March 2007 with a renewal option for an additional five years. The Company has also leased an additional 23,000 square feet of office space under a ten-year lease expiring in March 2007 adjacent to its headquarters, which has been subleased through June 1999. The Company also plans to lease approximately 46,000 square feet of office space for its MatchLogic subsidiary (acquired in February 1998) in Westminster, Colorado. MatchLogic is currently located in approximately 11,000 square feet of office space in Louisville, Colorado. The Company also maintains offices in London, New York, and other cities in the United States. The Company believes that its existing facilities and offices are adequate to meet its requirements for the foreseeable future. There can be no assurance that a system failure at operations facilities would not adversely affect the performance of the Company's services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results -- Risk of Capacity Constraints; System Failures."

ITEM 3: LEGAL PROCEEDINGS

     On November 18, 1996, Kristine Paaso and Laura Lindsey filed a complaint in the California Superior Court, Santa Clara County, against the Company and certain of its founders alleging breach of an alleged oral agreement, breach of fiduciary duty and fraud. The plaintiffs allege that they participated in the creation of the Company's business plan and were entitled to participate as officers and shareholders of the Company. The complaint seeks an unspecified amount of damages, including punitive damages. In February 1998, the Court granted the Company a motion for summary judgement to this complaint and entered judgement in favor of the Company and the individual defendants on all claims. The plaintiffs have subsequently filed a notice of appeal from the judgment. The Company intends to continue to defend this action vigorously. Although it not possible to ascertain the definitive outcome of this litigation at this time, an unfavorable outcome could have an adverse effect on the Company's business, results of operations and financial condition.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Excite's Common Stock has been traded on The Nasdaq Stock Market(SM) under the symbol "XCIT" since April 4, 1996. The following table sets forth the high and low closing sales prices of the Company's Common Stock for the periods indicated and are as reported on The Nasdaq Stock Market(SM).

                                                              HIGH      LOW
                                                             ------    ------
Year Ended December 31, 1996
  Second Quarter (from April 4, 1996)....................    $20.00    $ 8.25
  Third Quarter..........................................      8.38      5.13
  Fourth Quarter.........................................     15.25      5.50
Year Ended December 31, 1997
  First Quarter..........................................    $21.13    $ 8.75
  Second Quarter.........................................     15.88      7.88
  Third Quarter..........................................     34.25     14.25
  Fourth Quarter.........................................     34.38     21.13

     As of December 31, 1997, there were approximately 220 stockholders of record of the Company's Common Stock, although the Company believes that there is a larger number of beneficial owners of its Common Stock. The Company has never paid cash dividends on its stock, and anticipates that it will continue to retain its earnings, if any, to finance the growth of its business. In addition, the Company's bank line of credit prohibits the payment of cash dividends on capital stock without the bank's prior written consent. (See Note 4 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Report.)

     The market price of the Company's Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors including, quarterly variations in operating results, announcements of technological innovations or new services by the Company or its competitors, conditions affecting the Internet industry, changes in financial estimates by securities analysts, or other events or factors. For example, during the 12 month period ended March 15, 1998, the Company's Common Stock closed as low as $7.88 and as high as $55.88 per share. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If brought against the Company, such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations' appearing elsewhere in this Annual Report on Form 10-K. During 1996, Excite acquired McKinley in a transaction accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of Excite and McKinley. The consolidated statements of operations data for each of the years in the three year period ended December 31, 1997 and the consolidated balance sheet data at December 31, 1996 and 1997, are derived from, and are qualified by reference to, the audited consolidated financial statements of the Company included elsewhere in this Report and should be read in conjunction with those financial statements and notes thereto. The consolidated statements of operations data for the year ended December 31, 1994, and the consolidated balance sheet data at

December 31, 1994 and 1995 are derived from audited financial statements of the Company not included in this Report.

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                     1994(1)     1995        1996        1997
                                                     -------    -------    --------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.........................................    $  293     $   953    $ 14,757    $ 50,151
Cost of revenues.................................        88         228       4,149      19,937
                                                     ------     -------    --------    --------
Gross profit.....................................       205         725      10,608      30,214
Operating expenses:
  Research and development.......................       415       2,810       8,030      13,427
  Sales and marketing............................        37       1,648      21,103      27,599
  Distribution license fees......................        --          --      11,878       7,615
  General and administrative.....................       399       2,326       7,081       8,057
  Charge for purchased in-process technology.....        --         331       3,500          --
  Other merger and acquisition related costs,
     including amortization of goodwill and other
     purchased intangibles.......................        --          --       3,134       3,389
                                                     ------     -------    --------    --------
          Total operating expenses...............       851       7,115      54,726      60,087
                                                     ------     -------    --------    --------
Operating loss...................................      (646)     (6,390)    (44,118)    (29,873)
Equity share of losses of affiliated company.....        --          --          --        (477)
Interest income (expense) and other..............        (4)        (45)      1,001         191
                                                     ------     -------    --------    --------
Net loss.........................................    $ (650)    $(6,435)   $(43,117)   $(30,159)
                                                     ======     =======    ========    ========
Basic and diluted net loss per share(2)..........    $(1.88)    $ (6.15)   $  (4.75)   $  (2.18)
                                                     ======     =======    ========    ========
Shares used in computing net loss per share(2)...       346       1,046       9,076      13,851
                                                     ======     =======    ========    ========

                                                                    DECEMBER 31,
                                                       --------------------------------------
                                                       1994      1995       1996       1997
                                                       -----    -------    -------    -------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments......................................    $  12    $ 1,118    $20,834    $31,772
Working capital (deficit)..........................     (442)      (878)     8,124     27,035
Total assets.......................................      157      3,801     47,698     73,430
Long-term obligations..............................      100        995      3,985      9,402
Redeemable convertible preferred stock.............       --      3,847         --         --
Total shareholders' equity (net capital
  deficiency)......................................     (542)    (4,034)    25,097     36,739

---------------

(1) The year ended December 31, 1994 includes the results of operations from Inception to December 31, 1994. The inception date is June 9, 1994 for Excite and December 7, 1993 for McKinley. The operating results for McKinley from December 7, 1993 through December 31, 1993 were immaterial.

(2) The loss per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, "Earnings Per Share" and Staff Accounting Bulletin No. 98. For further discussion of loss per share and the impact of Statement No. 128 and Staff Accounting Bulletin No. 98, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the failure of the Company to achieve increases in advertising revenues, the failure of the Company to maintain premier positions on certain high traffic World Wide Web ("Web") access points such as those maintained by America Online, Inc. ("AOL"), Microsoft Corporation ("Microsoft") and Netscape Communications Corporation ("Netscape"), the inability of the Company to meet minimum guaranteed impressions under sponsorship agreements, the inability of the Company to maintain and increase levels of traffic on the Excite and WebCrawler brands ("the Excite Network"), development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, reductions in market prices for Web-based advertising as a result of competition or otherwise, the inability of the Company to achieve higher rates for targeted advertising as well as the ability of the Company to increase the percentage of its advertising inventory sold, the inability of the Company to effectively integrate the technology and operations of Netbot, Inc. ("Netbot") and MatchLogic, Inc. ("MatchLogic") or any other subsequently acquired businesses or technologies with its operations, the inability of the Company to maintain and enhance revenue growth from sponsorship advertising due to limited availability of exclusive sponsorships on the Excite Network or otherwise, the inability of the Company to expand its international operations, particularly in light of the fact that the Company has limited operating experience in the international market, the inability of the Company to identify, attract, retain and motivate qualified personnel, general economic conditions and those risk factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The following discussion should also be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

OVERVIEW

     The Company operates the Excite Network and provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Excite, Inc., formerly Architext Software, Inc., was formed in June 1994 and, from its inception to September 1995, its operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, providing custom product development and consulting services. The Company first launched its Excite search and directory service in October 1995. In April 1997, the Company launched a channels-based format for its service and content on the Excite brand to provide consumers with an interface that reflects the way they navigate through other forms of media and enables advertisers to more effectively reach target consumers. The Excite brand currently includes 12 channels of topical interest such as Entertainment, Sports and Business & Investing. In September 1997, the Company launched a similar channels-based format for its WebCrawler brand which currently includes 16 topical channels.

     Historically, advertising revenues have been derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement banner by a consumer) for a fixed fee. Such banner advertising revenue is dependent upon both the number of impressions and the rate per thousand impressions ("CPMs") charged. Higher rates can be charged for advertisements focused on targeted groups, either by key-word associations or affiliations with specific content, than for general rotation advertisements on the Excite Network. In 1997, the Company began entering into longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with the Excite Network and provide for more varied sources of revenue to Excite over the term of the agreements, which average from two to three years. Under these agreements, Excite earns fees for initial programming, initiation of service and access to the Excite Network, and for generating impressions which in some instances are guaranteed by the Company. A number of these agreements also provide that revenues or gross margins from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized. Revenues or margin sharing recognized from such electronic commerce transactions were insignificant in 1997, and are expected to be insignificant in 1998 as well. Sponsorship customers accounted for approximately 26% of advertising revenues in 1997. Although the Company does not anticipate revenue growth from sponsorship advertising to increase at the rate experienced in 1997, the Company believes that revenue relating to sponsorship advertising revenue will increase in absolute dollars in future periods. Revenues are generally recognized ratably over the term of the advertising agreement, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, the Company defers recognition of the corresponding revenues. See "Risk Factors that May Affect Future Results -- Risks Related to Sponsorships" and "-- Risks Associated with Banner Advertising."

     The Company has incurred significant operating losses since inception. As of December 31, 1997, the Company had an accumulated deficit of approximately $84.9 million. Although the Company has experienced significant revenue growth during 1996 and 1997, there can be no assurance that this growth rate will be sustained, that revenues will continue to grow, or that historical operating results will be indicative of future operating results. In addition, the Company has increased, and plans to increase further, its operating expenses in order to increase its sales and marketing efforts, fund greater levels of research and development and increase its general and administrative costs to support a larger organization. To the extent that revenues do not grow at anticipated rates or that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. As a result of various asset acquisitions, operating results will be negatively affected by approximately $1.1 million of amortization in 1998, assuming no additional acquisitions and no significant adjustments to the economic lives of the underlying intangible assets. The extent of the future losses will be contingent on a variety of factors, including, without limitation, the factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On February 2, 1998 the Company acquired MatchLogic, a private company which began operations in May 1997 and provider of solutions for the management and optimization of Internet advertising campaigns. The transaction was accounted for as a pooling of interests. The Company issued approximately 3.1 million shares of the Company's Common Stock to former stockholders of MatchLogic and assumed options and warrants to purchase approximately 524,000 shares of the Company's Common Stock. In connection with the transaction, the Company incurred approximately $700,000 in merger related expenses primarily for legal and other professional fees. See "Risk Factors that May Affect Future Results -- Acquisition Strategy; Integration of Past and Future Acquisitions," and Note 14 of Notes to Consolidated Financial Statements.

     On November 24, 1997, the Company acquired Netbot, a Seattle-based Internet software developer of advanced search technology. The Netbot merger was accounted for as a pooling of interests. The Company issued approximately 854,000 shares of the Company's Common Stock to former stockholders of Netbot and assumed options and warrants to purchase approximately 211,000 shares of the Company's Common Stock. Financial information for dates and periods prior to the merger has not been restated to reflect the combined operations of the Company and Netbot as Netbot's results of operations were not material to the Company's consolidated financial statements.

     On August 30, 1996, the Company acquired The McKinley Group, Inc. ("McKinley"), the creator of the Magellan On-Line Guide. The transaction was effected through the issuance of 850,000 shares of the Company's Common Stock and was accounted for as a pooling of interests. All financial information for dates and periods prior to the merger was restated to reflect the combined operations of the Company and McKinley. In March 1997, the Company completed its acquisition of the WebCrawler search and directory technology (the "WebCrawler Acquisition") from AOL for an aggregate of 1,950,000 shares of the Company's Convertible Preferred Stock. For accounting purposes, the Company recorded the WebCrawler Acquisition as of December 1, 1996. The transaction was accounted for as an acquisition of rights to developed and purchased in-process technology and distribution rights. See "Risk Factors that May Affect Future
Results -- Acquisition Strategy; Integration of Past and Future Acquisitions" and Notes 1 and 2 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of total revenues represented by certain items from the Company's Consolidated Statement of Operations. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful because of its limited operating history, the evolving nature of its business and its acquisitions. Results for 1995 were not comparable to 1996 and 1997 because the Company did not begin selling advertising space on its network until October 1995.

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1995      1996      1997
                                                                ------    ------    ------
Revenues:
  Advertising revenues......................................       15%       95%      100%
  Contract and other revenues...............................       85         5        --
                                                                 ----      ----      ----
     Total revenues.........................................      100       100       100
                                                                 ----      ----      ----
Cost of revenues:
  Hosting costs.............................................        7        22        16
  Royalties and other cost of revenues......................       17         5         8
  Amortization of purchased technology......................       --         1        16
                                                                 ----      ----      ----
     Total cost of revenues.................................       24        28        40
                                                                 ----      ----      ----
Gross profit................................................       76        72        60
Operating expenses:
  Research and development..................................      295        54        27
  Sales and marketing.......................................      173       143        55
  Distribution license fees.................................       --        81        15
  General and administrative................................      244        48        16
  Charge for purchased in-process technology................       35        24        --
  Other merger and acquisition related costs, including
     amortization of goodwill and other purchased
     intangibles............................................       --        21         7
                                                                 ----      ----      ----
     Total operating expenses...............................      747       371       120
                                                                 ----      ----      ----
Operating loss..............................................     (671)     (299)      (60)
Equity share of losses of affiliated company................       --        --        --
Interest income (expense) and other.........................       (4)        7        --
                                                                 ----      ----      ----
Net loss....................................................     (675)%    (292)%     (60)%
                                                                 ====      ====      ====

  Revenues

     The Company began selling advertising space on its network in October 1995. Prior to that date, contract and other revenues consisted primarily of revenues derived from custom product development, licensing of the McKinley database, royalties from sales of the McKinley Internet Yellow pages and consulting fees. Revenues increased from $953,000 for 1995 to $14.8 million for 1996, and to $50.2 million for 1997. These increases were primarily the result of increases in the number of advertisements sold, increases in sales of targeted advertisements with higher rates, increases in the number of advertisers purchasing advertisements on the Company's Web sites and, in 1997, an increase in sponsorship advertising revenue. The Company expects to continue to derive a substantial majority of its revenue from selling advertisements on its network. Because the market for advertising on the Web is intensely competitive, advertising rates could be subject to pricing pressures in the future. If the Company is forced to reduce its advertising rates or experiences lower CPMs as a result of such competition or otherwise, future revenues could be adversely affected.

     Two customers accounted for 26% and 16%, respectively, of total revenues for 1995. One customer accounted for approximately 12% of total revenues for 1996. No customer accounted for more than 10% of total revenues in 1997. Revenues generated from international operations for 1997 were not significant. See Note 10 of Notes to Consolidated Financial Statements.

  Cost of Revenues

     Cost of revenues includes hosting costs, royalties and other cost of revenues, and amortization of purchased technology. Hosting costs relate to the maintenance and technical support of the Excite Network, which are comprised principally of personnel costs, telecommunications costs, equipment depreciation, and overhead allocations. Royalties and other cost of revenues include expenses related to royalties, license agreements and revenue sharing agreements for content and other services such as email and chat room services. In 1996 and 1997, the Company recognized, as a component of total cost of revenues, amortization of purchased technology of $186,000 and $8.2 million, respectively, related to the WebCrawler Acquisition. As of December 31, 1997, this purchased technology has been fully amortized. Total cost of revenues increased by $15.8 million from $4.1 million, or 28% of total revenues for 1996, to $19.9 million, or 40% of total revenues for 1997. This increase was primarily the result of increased amortization expense, as well as increased hosting cost to support higher revenues and increased royalties and margin sharing obligations from distribution and content agreements that were entered into in 1997. Cost of revenues for 1995 was not comparable to 1996 and 1997 as the nature of the Company's revenues changed significantly with the launch of the Company's services in October 1995.

     Excluding amortization of purchased technology, cost of revenues increased in absolute dollars by $7.7 million from $4.0 million, or 27% of total revenues for 1996, to $11.7 million, or 23% of total revenues for 1997. This increase in absolute dollars was due primarily to increased personnel expenses and equipment costs relating to hosting the Company's Web sites and increased royalties and margin sharing costs. Excluding amortization, cost of revenues in future periods is expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services and content.

  Gross Profit

     Gross profit as a percentage of total revenues was 76%, 72% and 60% for 1995, 1996 and 1997, respectively. The decline in the gross profit as a percentage of revenues was due primarily to the amortization of purchased technology discussed above, as well as increased hosting costs to support expanded Web site offerings and increased royalties and margin sharing costs, offset in part by increased revenues. Excluding the amortization of purchased technology in 1996 and 1997, gross profit as a percentage of total revenues was 73% and 77%, respectively. The types of advertisements sold and revenue sharing provisions of distribution and content agreements have negatively affected gross profit in the past and may continue to negatively affect it in the future. Furthermore, pursuant to the provisions of certain agreements with operators of Web access points and with content providers, the Company shares advertising revenues based upon the number of consumers directed to its network. A low level of targeted advertising as a percentage of total advertising sold, a decrease in targeted or mass Web advertising rates or an increase in the Company's revenue sharing obligations could adversely affect gross profit.

  Operating Expenses

     The Company's operating expenses have significantly increased in absolute dollars since inception. This trend reflects the Company's rapid transition from the research and development stage to marketing and offering its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market leadership. Consequently, the Company intends to continue to increase operating expenses in the foreseeable future. The Company also expects operating expenses to increase ratably as a result of the acquisition of Netbot and MatchLogic.

     Research and Development. Research and development expenses consist principally of engineering and editorial personnel costs, allocation of overhead, equipment depreciation, consulting fees and supplies. Costs related to research, design and development of products have been charged to research and development expenses as incurred. Research and development expenses increased from $2.8 million, or 295% of total revenues for 1995, to $8.0 million, or 54% of total revenues for 1996, and to $13.4 million, or 27% of total revenues for 1997. The increase in absolute dollars in 1996 was primarily due to increased engineering and editorial staff required to develop and enhance the Company's services as well as increased research and development activities resulting from the WebCrawler Acquisition and the merger with McKinley. The increase in absolute dollars for 1997 was due to an increase in engineering headcount to support the Company's channels format and personalization capabilities for the Excite Network. The Company believes that a significant level of research and development expenses is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to research and development and that these costs will continue to increase in absolute dollars in future periods.

     Sales and Marketing. Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, promotional and advertising expenses and allocation of overhead. Sales and marketing expenses increased in absolute dollars from $1.6 million, or 173% of total revenues for 1995, to $21.1 million, or 143% of total revenues for 1996, and to $27.6 million, or 55% of total revenues for 1997. The 1996 increase was mainly due to the launch of a significant media advertising campaign during the fourth quarter of 1996, and to increased sales personnel costs as a result of the transition from the use of outside advertising sales agencies for the sales of advertisements to a direct sales force. The 1997 increase was primarily due to the continuation of the media campaign discussed above into the first quarter of 1997, the hiring of additional sales and marketing personnel and the launching of the WebCrawler brand. In order to promote its brands, the Company may find it necessary in the future to increase its marketing budget or otherwise increase its financial commitment to creating and maintaining brand loyalty among customers. The Company expects to continue to incur significant promotional and advertising expenses and anticipates that these costs will increase in absolute dollars in future periods.

     Distribution License Fees. Distribution license fees decreased from $11.9 million for 1996 to $7.6 million for 1997. There were no distribution license fees for 1995. In 1996, distribution license fees included a one-time, non-cash charge of approximately $1.6 million related to the issuance of a warrant to AOL during the first quarter of 1996, and a $10.0 million charge relating to the Company's Premier Provider Agreements with Netscape in the second quarter of 1996. In May 1997, the Company entered into a new agreement with Netscape to continue the Premier Provider arrangement for the Excite brand, and entered into a Marquee Provider Agreement for the WebCrawler brand. Under the terms of these agreements, the Company is committed to make minimum payments of approximately $8.3 million in exchange for a guaranteed number of impressions. Of the $8.3 million minimum, a portion is being applied towards advertising by Netscape on the Excite Network over the term of the agreements based upon delivery of such advertising, with the remainder being paid in cash at intervals over the term of the agreements. The Company is currently negotiating with Netscape to renew these agreements before they expire on April 30, 1998. Although the percentage of daily traffic directed from Netscape declined significantly from approximately 40% to less than 15% over the course of 1997, if the Company were not able to enter into replacement agreements with Netscape at the end of the term, the Excite Network could lose a significant amount of its traffic, and advertising revenue could be adversely affected. There can be no assurance that Netscape will continue to offer these programs after April 30, 1998. Even if the Company is able to enter into replacement agreements with Netscape, to the extent that any such replacement agreements are on materially worse terms than those of the Company's current agreements, there could be a material adverse effect on the Company's business, results of operations and financial condition. In the future, high traffic Web sites, internet service providers, providers of Web browsers or other distribution channels could require cash payments or other types of consideration as compensation for listing or promoting the Excite Network, which could result in increased distribution license fees. See "Risk Factors that May Affect Future Results -- Dependence on Third-Party Relationships; Uncertain Renewal of Netscape Agreements."

     In June 1997, the Company entered into a Co-Marketing Services Agreement and a Trademark License Agreement with Netscape. Under these agreements, the Company is responsible for the programming, production, operations and advertising sales of "International Netscape Guide by Excite," a new service being made available in Japan, Germany, France, the United Kingdom and Australia. In connection with these agreements, the Company made a payment of $4.0 million to Netscape in July 1997, which is being amortized over the terms of these agreements to distribution license fees expense.

     General and Administrative. General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, allocation of overhead and fees for professional services. General and administrative expenses increased in absolute dollars from $2.3 million, or 244% of total revenues for 1995, to $7.1 million, or 48% of total revenues for 1996, and to $8.1 million, or 16% of total revenues for 1997. The increase in absolute dollars was primarily due to increased personnel, professional service fees, provision for doubtful accounts and, in 1997, relocation to new facilities to support the Company's growth. The Company anticipates that general and administrative expenses will continue to increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure and assimilates acquisitions of acquired technologies and businesses.

     Charge for Purchased In-Process Technology. The Company recognized a charge of $331,000 for 1995 related to the acquisition of City.Net Express ("City.Net"). The $3.5 million charge for purchased in-process technology for 1996 related to the WebCrawler Acquisition. There were no charges for purchased in-process technology for 1997. See Note 2 of Notes to Consolidated Financial Statements.

     Other Merger and Acquisition Related Costs, Including Amortization of Goodwill and Other Purchased Intangibles. Other merger and acquisition related costs, including amortization of goodwill and other purchased intangibles totaled $3.1 million and $3.4 million in 1996 and 1997, respectively. The 1996 charge included approximately $2.3 million associated with the merger with McKinley, and approximately $769,000 related to the amortization of goodwill and other intangible assets resulting from the WebCrawler Acquisition and the acquisition of City.Net. In 1997, the Company incurred other merger and acquisition costs of $1.8 million resulting from the amortization of other WebCrawler intangible assets and $1.5 million from the Netbot merger. There were no other merger and acquisition related costs for 1995.

     Interest Income (Expense) and Other. Interest income was $5,000, $1.4 million and $1.2 million for 1995, 1996 and 1997, respectively. The increase in 1996 reflected interest earned on investments from cash received from the Company's Series D Preferred Stock financing and initial public offering. The decrease in 1997 was primarily the result of the use of cash received from the Company's initial public offering to fund operations, offset in part by interest earned on the proceeds of approximately $38.4 million from the sale of Common Stock to Intuit Inc. ("Intuit") in the second quarter of 1997. Interest expense increased from $50,000 for 1995 to $409,000 for 1996, and to $1.1 million for 1997. This increase was due primarily to increased expenses associated with an increased amount of capital lease obligations and bank borrowings.

     Equity share of Losses of Affiliated Company. In October 1997, the Company and Itochu Corporation and certain affiliated entities (collectively "Itochu") entered into a joint venture agreement with respect to the Company's wholly-owned subsidiary, Excite Japan, in order to provide Web-based information services to the Japanese market. The Company currently holds, and intends to retain a 50% equity interest in Excite Japan. Advertising sales responsibilities will be assumed by CTC Create Corporation, a wholly-owned subsidiary of Itochu Corporation. For the year ended December 31, 1997, Excite's share of the losses of the joint venture was $477,000. The Company expects that it will record increased losses from Excite Japan for at least the next year. See Notes 6 and 11 of Notes to Consolidated Financial Statements.

  Income Taxes

     At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $66.3 million and $43.4 million, respectively. The federal net operating loss carryforwards will expire beginning in 2009 through 2012, if not utilized. The state net loss operating carryforwards will expire at various dates beginning in 1999 through 2002. An ownership change, as defined in the Tax Reform Act of 1986, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of the Company. See Note 9 of Notes to Consolidated Financial Statements.

  Year 2000 Implications

     Many existing computer programs use only two digits to identify a year in the date field. These programs, which were developed without considering the impact of the upcoming change in the century, could fail or create erroneous results by or at the year 2000. The Company has reviewed its internal programs, and has determined that there are no significant year 2000 issues within the Company's systems or services. However, the Company cannot be certain that its customers, vendors or financial services providers will not have year 2000 issues. Should such issues arise with any of these parties, it could have a material adverse effect on the Company's business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 the Company had $31.8 million in unrestricted cash, cash equivalents and short-term investments, an increase of $10.9 million from December 31, 1996. In June 1997, the Company sold 2,900,000 shares of the Company's Common Stock to Intuit at a price of $13.50 per share. Proceeds from this offering were approximately $38.4 million net of offering costs. The Company maintains its cash and cash equivalents in short-term and medium-term investment-grade interest-bearing securities until required for other purposes.

     In March 1997, the Company entered into a line of credit for $6.0 million that will mature in June 1998. This line of credit bears interest at rates ranging from the bank's prime rate to prime plus .25% and is collateralized by a security interest in substantially all of the Company's assets. This line of credit agreement contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock without the prior written consent of the bank. As of December 31, 1997, the Company had outstanding borrowings against this line of credit of $6.0 million, and was in compliance with all financial covenants. The Company is currently in negotiations to renew this line of credit.

     The joint venture agreement with respect to Excite Japan obligates Excite and Itochu to make capital contributions in the aggregate amount of $10.0 million by March 31, 1999. In October 1997, the Company obtained $5.0 million from Itochu under a convertible promissory note in order to fund the Company's capital contribution obligation. This note bears interest at the London InterBank Offered Rate plus 1% and may be convertible into shares of the Company's Common Stock at market value at its maturity date in October 2002, or earlier in the event the Company desires to prepay such note.

     The Company's operating activities used cash of $4.7 million, $26.1 million and $31.9 million for 1995, 1996 and 1997, respectively. The increased use of cash in 1996 was primarily attributable to increased operating losses and increases in accounts receivable and prepaid expenses, reduced in part by increases in accounts payable and other accrued liabilities. The increased use of cash in 1997 was primarily attributable to the payment of previously accrued expenses, including but not limited to, payments to Netscape and to the Company's advertising agency for an advertising campaign launched during the fourth quarter of 1996, a $4.0 million license fee payment to Netscape in July 1997 (see Note 12 of the Notes to Consolidated Financial Statements) and an increase in accounts receivable resulting from the sales of sponsorship advertising contracts, offset in part by a decrease in net losses. The Company has in the past, and may in the future, acquire businesses which result in significant increases in headcount and overhead, as well as the assumption and payment of additional liabilities, resulting in an increase in the use of cash to support operations. See "Risk Factors that May Affect Future
Results -- Acquisition Strategy; Integration of Past and Future Acquisitions."

     Investing activities used cash of $1.3 million, $19.4 million and $3.1 million for 1995, 1996 and 1997, respectively. The 1996 increase was primarily attributable to net purchases of short-term investments as well as property and equipment from cash proceeds of the initial public offering in April 1996. The decreased cash used in 1997 was primarily the result of cash being invested in cash equivalents rather than short-term investments and net sales of short-term investments, partially offset by increased purchases of property and equipment.

     Financing activities generated cash of $6.7 million, $48.7 million and $46.4 million in 1995, 1996 and 1997, respectively. Financing activities in 1996 primarily consisted of the sale of Redeemable Convertible Preferred Stock and debt securities totaling $12.3 million and the sale of the Company's Common Stock in its initial public offering totaling $35.4 million. Financing activities in 1997 primarily consisted of a bank line of credit borrowing of $6.0 million, a convertible promissory note of $5.0 million, and the sale of Common Stock for net proceeds of $38.4 million.

     The Company's principal commitments at December 31, 1997 consisted of obligations under operating leases, capital leases and other non-lease financings of $22.7 million, $6.3 million and $3.1 million, respectively, as well as bank and other borrowings. See Notes 4, 5 and 6 of Notes to Consolidated Financial Statements.

     To date, the Company has had limited international operations and its exposure to foreign currency exchange rate fluctuations has been minimal. The Company evaluates its foreign currency exchange rate exposure on an ongoing basis.

     Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. The Company expects that its capital expenditures will increase as its employee base grows. As of December 31, 1997, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures in 1998, a substantial portion of which is expected to be financed through equipment leases. At December 31, 1997, the Company has $2.2 million available on an equipment lease line, and believes that additional lease financing will be available to it if necessary.

     The Company believes the existing working capital balance together with cash flows generated from advertising revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the remainder of 1998. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Report contains forward-looking statements which involve risks and uncertainties. The Company's actual revenues and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.

     Limited Operating History; No Assurance of Profitability; Certain Forward Looking-Statements. The Company was founded in June 1994 and generated only limited revenues prior to 1996. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its current business can be based. In addition, the Company's business model is evolving and relies substantially upon the sale of advertising on the Web. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Web and Web-based advertising. Specifically, such risks include, without limitation, the inability of the Company to maintain premier positions on high traffic Web access points or to maintain or enter into additional distribution relationships with Internet Service Providers

("ISPs") or Online Service Providers ("OSPs"); the inability of the Company to maintain and increase levels of traffic on the Excite Network; the inability of the Company to effectively integrate the technology and operations of acquired businesses or technologies with its operations, the inability of the Company to expand its international operations, particularly in light of the Company's limited operating experience in the international market; the failure by the Company to continue to develop and extend the Excite and WebCrawler brands; the inability of the Company to successfully integrate sponsored services or to meet minimum guaranteed impressions under sponsorship agreements; the inability of the Company to develop or acquire content for its services; the failure of consumers to accept the Company's personalized Web services, such as My Excite Channel, email or chat room services; the inability of the Company to generate commerce-related revenues; the failure of the Company to anticipate and adapt to a developing market; the introduction and development of equal or superior services or products by competitors, particularly in light of the fact that Microsoft and Netscape, operators of two of the most heavily-trafficked Web sites, have announced that they will be offering competitive services; the failure of the market to adopt the Web as an advertising and commercial medium; reductions in market prices for Web-based advertising as a result of competition or otherwise; the inability of the Company to achieve higher cost per thousand impressions ("CPM") rates for targeted advertising or to increase the percentage of its advertising inventory sold; the inability of the Company to identify, attract, retain and motivate qualified personnel; and general economic conditions. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has incurred significant operating losses since inception, and as of December 31, 1997, the Company had an accumulated deficit of approximately $84.9 million. Although the Company experienced significant revenue growth during 1997, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that historical operating results will be indicative of future operating results. As the Company has grown, its operating expenses have increased, and the Company expects that its operating expenses will continue to increase as a result of its acquisitions and in connection with its sales and marketing efforts, its increased funding for development activities and the increased general and administrative staff needed to support the Company's growth. To the extent that revenues do not grow at anticipated rates or that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that in the future the Company will be profitable on a quarterly or annual basis.

     Certain executive officers of the Company have made certain forward-looking statements regarding the Company's future prospects, which statements have been published in a variety of news articles. These statements include statements regarding the Company's prospects for revenues and profitability in the future, the amount of revenues that may be generated by MatchLogic, which the Company acquired in February 1998, the rate at which the Company's revenues will increase and the ability of the Company to increase its advertising rates. The occurrence or achievement of any of the events described in these statements is subject to numerous risks and uncertainties. In particular, risks and uncertainties relating to forward-looking statements as to the Company's revenues, profitability and advertising rates include, without limitation: the need for continued increases in the number of companies advertising on the Excite Network as well as on the Web generally; the Company's ability to increase sales of targeted advertisements and advertisers' willingness to pay higher CPM rates for advertisements on the Excite Network; the increasingly competitive environment for Web advertising sales; the need for increases in the amount of traffic on the Excite Network; the increased amount of expenses and negative cash flows resulting from the Company's acquisitions of Netbot and MatchLogic; the Company's dependence on third parties to attract traffic to the Excite Network; the ability of the Company to develop and achieve consumer and advertiser acceptance for the Excite Network in the international market; general economic conditions; and the risks relating to the acquisition of MatchLogic described below. See "-- Acquisition Strategy; Integration of Past and Future Acquisitions," and "--Developing Market; Dependence on Continued Growth in Use of the Web."

     Risks and uncertainties relating to forward-looking statements regarding MatchLogic's contribution to revenues and other operating results of Excite in 1998 include without limitation: risks involved in assimilating MatchLogic while maintaining MatchLogic as a separate operating unit; risks that MatchLogic personnel, who are not subject to non-competition agreements, will leave; risks inherent in MatchLogic's business, including privacy concerns arising out of MatchLogic's database marketing activities, which account for a majority of MatchLogic's revenues; risks in the extremely limited operating history of MatchLogic on which to base any revenue projections; the likely fluctuations in operating results of MatchLogic due to factors beyond MatchLogic's or Excite's control; reliance by MatchLogic on a limited number of customers for a substantial percentage of its projected revenues; the acceptance by MatchLogic's advertising customers of MatchLogic being owned by Excite (from which MatchLogic purchases advertising); and the willingness by other Web sites from which MatchLogic purchases advertising (particularly those which are direct competitors of Excite) to accept future advertising placements from MatchLogic as a result of the acquisition by Excite.

     Potential Fluctuations in Quarterly Results; Unpredictability of Future Revenues. As a result of the Company's limited operating history, the evolving nature of its business and its acquisitions, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future advertising revenues and to a large extent are fixed. There can be no assurance that the Company will be able to accurately predict the levels of future advertising revenues, particularly in light of the intense competition for the sale of Web-based advertisements, the Company's limited operating history and the uncertainty as to the viability of the Web as an advertising medium. The failure by the Company to accurately make such predictions would have a materially adverse effect on the Company's business, results of operations and financial condition. In addition, the Company derives a significant portion of its revenues from the sale of advertising under short-term advertising contracts. The cancellation or deferral of existing advertising contracts or the failure to obtain new advertising contracts in any quarter could materially and adversely affect the Company's business, results of operations and financial condition for that quarter. Furthermore, the Company derives advertising revenue based on the amount of traffic, or page views, on the Excite Network. Accordingly, any significant shortfall of traffic on the Excite Network in relation to the Company's expectations or the expectations of existing or potential advertisers, would have an immediate material adverse effect on the Company's business, results of operations and financial condition. See "-- Risks Associated with Banner Advertising."

     The Company's operating results have varied on a quarterly basis during its limited operating history and the Company expects to experience significant fluctuations in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside the Company's control, including: specific economic conditions relating to the Internet and the Web; usage of the Web; demand for advertising on the Excite Network as well as demand for Web-based advertising in general; changes in advertising rates as a result of competition or otherwise; seasonal trends in advertising sales; the advertising budgeting cycles of advertisers; incurrence of charges in connection with, or the modification or expiration of, the Company's distribution relationships with Netscape, AOL and other ISPs and OSPs or other third parties; demand for the Company's services; incurrence of costs relating to acquisitions of businesses or technologies; introduction or enhancement of services by the Company and its competitors; market acceptance of new services; delays in the introduction of services or enhancements by the Company or its competitors; mix of types of advertisements sold, such as the amount of targeted advertising sold as a percentage of total advertising sold; capacity constraints and dependencies on computer infrastructure; and general economic conditions.

     During its limited operating history, the Company has experienced seasonal fluctuations in the amount of banner advertisements purchased on its network, with advertisers historically purchasing fewer advertisements in the first calendar quarter of each year. Because the market for Web advertising is an emerging market, additional seasonal patterns in Web advertising may develop in the future as the market matures.

     Due to all of the foregoing factors, the Company's quarterly revenues and operating results are difficult to forecast. The Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Also, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be materially and adversely affected.

     Acquisition Strategy; Integration of Past and Future Acquisitions. The Company has in the past and may in the future acquire businesses, technologies, services, product lines, content databases, or access to content databases that are complementary to the Company's business. For example, the Company acquired MatchLogic in February 1998, Netbot in November 1997, the assets relating to the WebCrawler service in March 1997 and McKinley in August 1996. Acquisitions involve a number of special risks, including, among other things, the difficulty of assimilating the technologies, operations and personnel of acquired companies with those of the Company, the potential disruption of the Company's business, the diversion of resources, the incurrence of acquisition-related expenses, the write-off or amortization of intangible assets, the assumption of unknown liabilities, the inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and strategic partners as a result of such acquisitions or the integration of new personnel. For example, the assimilation of prior acquisitions required, among other things, the integration of service offerings, coordination of the research and development and sales and marketing efforts, the assumption by the Company of liabilities under distribution agreements and loan agreements, and the addition of a significant number of additional personnel. The Company could face similar integration issues with respect to certain of its recent or future acquisitions, and there can be no assurance that the Company will be successful in addressing these risks. Any failure to successfully address these acquisition-related risks could have a material adverse effect on the Company's business, results of operations and financial condition.

     Risks Related to Sponsorships. The Company has recently entered into sponsorship arrangements with third parties to provide sponsored services and placements on the Excite Network in addition to traditional banner advertising. In connection with these arrangements, the Company may receive sponsorship fees as well as a portion of transaction revenues received by such third party sponsors from users originated through the Excite Network, in return for minimum levels of user impressions to be provided by the Company. To the extent implemented, these arrangements expose the Company to potentially significant financial risks, including the risk that the Company fails to deliver required minimum levels of user impressions (in which case, these agreements are typically subject to termination) and that third party sponsors do not renew the agreements at the end of their term. These arrangements also require the Company to integrate sponsors' content with the Company's services, which requires the dedication of resources and significant programming and design efforts to accomplish. There can be no assurance that the Company will be able to attract additional sponsors or that it will be able to renew existing sponsorship arrangements when they expire. In addition, the Company has granted exclusivity provisions to certain of its sponsors, and may in the future grant additional exclusivity provisions. Such exclusivity provisions may have the effect of preventing the Company, for the duration of such exclusivity arrangements, from accepting advertising or sponsorship arrangements within a particular subject matter with respect to portions of a channel, an entire channel, across an entire service or over the whole Excite Network. The inability of the Company to enter into further sponsorship or advertising arrangements as a result of its exclusivity arrangements could have a material adverse effect on the Company's business, results of operations and financial condition.

     Risks Associated with Banner Advertising. The Company derives substantially all of its revenues from the sale of advertising, including banner advertisements and sponsorship arrangements, on the Excite Network. A majority of the Company's customers purchasing banner advertisements purchase these advertisements on a short-term basis, and many of these customers may terminate their advertising commitments at any time without penalty. Consequently, there can be no assurance that these customers will continue or increase their level of advertising on the Excite Network or that these customers will not move their advertising to competing Web sites or to other traditional media. Therefore, there can be no assurance that the Company will be successful in maintaining or increasing the amount of advertising on the Excite Network, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Advertising and Commerce."

     Developing Market; Dependence on Continued Growth in Use of the Web. The market for the Company's services has recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Web or who seek to derive significant revenues from the sale of advertisements on the Web. The Company is highly dependent upon the increased use of the Web for information, publication, distribution and commerce, and there can be no assurance that the use of the Web for these purposes will continue to grow at its current rate or at all. The growth of the use of the Web may be inhibited for a number of reasons, including, but not limited to, potentially inadequate development of network infrastructure, security concerns, inconsistent quality of service and lack of availability of cost-effective, high-speed service. To the extent that use of the Web does continue to grow, there can be no assurance that the Internet infrastructure will continue to support the demands placed on it by such continued growth or that the performance or reliability of the Internet will not be adversely affected. In addition, the Web as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media, and therefore the Web is an unproven medium for advertising-supported services. Accordingly, the Company's future operating results will depend substantially upon the increased use of the Web for information, publication, distribution and commerce and the emergence of the Web as an effective advertising medium.

     The Company's ability to generate significant advertising revenues will also depend on, among other things, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, the ability of the Company to accurately measure its user base and the ability of the Company to develop or acquire effective advertising delivery and measurement systems. Many of the Company's advertisers have only limited experience with the Web as an advertising medium, have not yet devoted a significant portion of their advertising expenditures to Web-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The adoption of Web advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business and exchanging information. Entities that already have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. There can be no assurance that the market for Web advertising will continue to emerge or become sustainable. If the market fails to develop or develops more slowly than expected, the Company's business, results of operations and financial condition could be materially and adversely affected. No standards have been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support the Web as an effective advertising medium. There can be no assurance that advertisers will continue to accept the Company's or other third-party measurements of impressions, or that such measurements will not contain errors. In such event, the Company's advertising revenues could be materially and adversely affected, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there is intense competition in the sale of advertising on the Web, resulting in a wide range of rates quoted and a variety of pricing models offered by different vendors for a variety of advertising services, which makes it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models will be adopted by the industry or advertisers. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement from the Company's network to the advertiser's Web pages, instead of rates based solely on the number of impressions, would materially and adversely affect the Company's revenues. As a result of these risks, there can be no assurance that the Company will be successful in generating significant future advertising revenues from Web-based advertising, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Competition."

     Further, there can be no assurance that advertisers will determine that banner advertising, the delivery of which currently comprises a substantial portion of the Company's revenues, is an effective or attractive advertising medium, and there can be no assurance that the Company will effectively transition to any other forms of Web advertising should they develop and achieve market acceptance. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of such software by users could have a material adverse effect upon the commercial viability of Web advertising, which would have a material adverse effect on the Company's business, results of operations and financial condition. See
"Business -- Industry Background" and "-- Advertising and Commerce".

     Dependence on Third-Party Relationships; Uncertain Renewal of Netscape Agreements. The Company is currently, and will be in the future, dependent on a number of third-party relationships for user traffic and to provide content on the Excite Network and to make it more attractive to advertisers and consumers. These relationships include arrangements relating to the positioning of the Excite Network on Web browsers such as those offered by Netscape and Microsoft, agreements with ISPs and OSPs such as AOL and Microsoft and arrangements for providing content for the Excite Network such as stock quotes and news stories. For example, the Company's Excite brand is featured as one of four "Premier Providers" and the WebCrawler brand is featured as one of several "Marquee Providers" on Netscape's Web site. The termination of, or the failure of the Company to renew on reasonable terms, its position on a Web browser or its relationship with an ISP, OSP or key content provider could significantly reduce traffic on the Excite Network or could otherwise adversely affect the Company's advertising revenues, which would also have a material adverse effect on the Company's business, results of operations and financial condition. The Company could also incur expenses relating to distribution license fees as a result of a new agreement with a third party, including Netscape. These distribution license fees could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's agreements with Netscape expire on April 30, 1998. While the Company is currently negotiating with Netscape regarding new agreements, Netscape has expressed its intention to limit the number of companies that will be listed as "Premier Providers" or "Marquee Providers" on its Web site, and there can be no assurance that the Company will be selected as one of those companies. Furthermore, Netscape has recently announced its intention to launch its own "portal" Web site, which will offer services which are similar to those currently offered by the Company, which services are expected to compete with the Company's services. Even if Netscape elects to continue to feature one or more third party providers of navigation services, it could select one of the Company's competitors as an exclusive provider. If the Company were unable to renew its agreements with Netscape, if Netscape were to offer a competitive Web "gateway" site or if Netscape were to enter into an exclusive arrangement with one of the Company's competitors, the Excite Network could lose a portion of its traffic, traffic on competing services could substantially increase or the Excite Network could otherwise become less attractive to advertisers, which would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if any replacement agreements with Netscape are on materially worse terms than those of the Company's current Premier Provider Agreement or Marquee Provider Agreement, there would be a material adverse effect on the Company's business, results of operations and financial condition.

     The Company is also generally dependent on other Web site operators that provide links to the Excite Network. Most of these arrangements do not require future minimum commitments to use the Company's services to provide access or links to the Excite Network or to provide content to the Company, are often not exclusive and are often short-term or may be terminated at the convenience of the other party. There can be no assurance that these third parties regard their relationship with the Company as important to their own respective businesses and operations, that they will not reassess their commitment to the Excite Network at any time in the future, or that they will not develop their own competitive services or products. Further, there can be no assurance that the services of those companies that provide access to the Excite Network will achieve market acceptance or commercial success and therefore there can be no assurance that any significant amount of traffic will be directed to the Excite Network as a result of these third party relationships. Accordingly, there can be no assurance that the Company's existing relationships will result in sustained business partnerships, successful service offerings, the generation of significant traffic on the Excite Network or significant revenues for the Company.

     The Company also has a five-year distribution agreement with AOL which expires in November 2001 under which a co-branded version of the Excite search and directory service is designated as the exclusive Web search and directory service for the AOL service for an initial two-year period ending in November 1998. If the exclusivity period is not extended by AOL, the co-branded service would become the "default" search and directory service of AOL. However, AOL could enter into a strategic relationship with a competitor of the Company or offer its own competing services, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Distribution and Content."

     Management of Growth. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of February 28, 1998, the Company had grown to 434 employees from 191 employees at February 1, 1997. Further, as the number of the Company's users, advertisers and other business partners has grown, the Company has been required to manage multiple relationships with various customers, strategic partners and other third parties. These requirements will be exacerbated in the event of further growth in the Company or in the number of its strategic relationships or sponsorship arrangements. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results will also depend on its ability to expand its sales and marketing organization and expand its support organization commensurate with the growth of its business and the Web. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially and adversely affected. See "Business -- Employees."

     Risks Associated with International Operations. A key component of the Company's strategy is to expand its international operations and its international sales and marketing activities by offering localized versions of the Excite Network through joint venture arrangements or other strategic agreements. Expansion into these markets has required and will continue to require management attention and resources and may require the Company to localize its services for a particular market. The Company has limited experience in localizing its services and many of the Company's competitors are also undertaking to expand into foreign markets. There can be no assurance that the Company will be successful in expanding into international markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations. To the extent the Company expands its international operations and has additional portions of its international revenues denominated in foreign currencies, the Company could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition. See "Business -- International."

     Risk of Capacity Constraints; System Failures. The Company is dependent on its ability to generate a high volume of traffic to the Excite Network. Accordingly, the performance of the Excite Network is critical to the Company's reputation, its ability to attract advertisers and to achieve market acceptance of the network. Any system failure that causes interruptions in the availability of or that increases response time of the Company's services could reduce user satisfaction and traffic to the Excite Network and, if sustained or repeated, would reduce the attractiveness of the Excite Network to advertisers and consumers. An increase in the volume of searches conducted through the Excite Network could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures. In addition, as the amount of Web pages and traffic increases, there can be no assurance that the Excite Network will be able to scale proportionately. The Company is also dependent upon Web browsers, ISPs, OSPs and other Web site operators, which have experienced significant outages in the past, for access to its network, and Web consumers have experienced outages, delays and other difficulties due to system failures unrelated to the Company's systems and services. Additional difficulties could also materially and adversely affect consumer and advertiser satisfaction. To the extent that the capacity constraints described above are not effectively addressed by the Company, such constraints would have a material adverse effect on the Company's business, results of operations and financial condition.

     Substantially all of the Company's communications hardware and certain of its computer hardware operations are located at leased facilities in Redwood City, California, an area susceptible to earthquakes. The Company has experienced system failures or outages from time to time in the past, which have disrupted the operation of the Excite Network. There can be no assurance that a system failure at this location would not adversely affect the performance of the Excite Network. These systems are also vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have a formal disaster recovery plan. Although the Company carries property and business interruption insurance, its low coverage limits may not be adequate to compensate the Company for all losses that may occur. The Company's servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of the Excite Network. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Facilities."

     Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Web. However, due to the increasing popularity and use of the Web, it is possible that a number of laws and regulations may be adopted with respect to the Web, covering issues such as user privacy, pricing, characteristics and quality of products and services. For example, although it was held unconstitutional, the Telecommunications Act of 1996 prohibited the transmission over the Internet of certain types of information and content and other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Web. In addition, several telecommunications carriers are seeking to have telecommunications over the Web regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. In addition, because the growing popularity and use of the Web has burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Web could increase substantially, potentially slowing the growth in use of the Web, which could in turn decrease the demand for the Company's services. The adoption of any additional laws or regulations may also decrease the growth of the Web, which could in turn decrease the demand for the Excite Network or could increase the Company's cost of doing business. Moreover, the applicability to the Web of existing laws in various jurisdictions governing issues such as property ownership, libel and personal privacy is uncertain and will take years to resolve. Any such new legislation or regulation or application or interpretation of existing laws could have a material adverse effect on the Company's business, results of operations and financial condition.

     Due to the global nature of the Web, it is possible that, although transmissions of the Excite Network originate in the State of California, the governments of other states and foreign countries might attempt to regulate the Company's transmissions or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such law or that such laws will not be modified, or new laws enacted, in the future. It is also possible that states or foreign countries may seek to impose sales taxes on out of state companies that engage in commerce over the Internet. In the event that states or foreign countries succeed in imposing sales or other taxes on Internet commerce, the growth of the use of the Internet for commerce could slow substantially. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ANNUAL FINANCIAL STATEMENTS: See Part IV, Item 14 of this Form 10-K.

     SELECTED QUARTERLY DATA: The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Results of Operations" appearing elsewhere in this Form 10-K. During 1996, Excite acquired McKinley in a transaction accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of Excite and McKinley. During the fourth quarter of 1996 the Company entered into an agreement, which closed effective on March 27, 1997, to acquire the WebCrawler Assets from AOL in exchange for 1,950,000 shares of Convertible Preferred Stock. As a result of this acquisition, during the fourth quarter of 1996, the Company expensed $3.5 million for in-process technology, as well as recording amortization of other purchased intangibles. During the fourth quarter of 1997, the Company acquired Netbot Inc. in a transaction accounted for as a pooling of interests. Because the results of operations and financial position of Netbot were not material to Excite's consolidated financial statements, financial information prior to the date of acquisition has not been restated. See Note 2 of Notes to Consolidated Financial Statements for a further discussion of these acquisitions and related costs. During the second quarter of 1996, the Company entered into two distribution license agreements with Netscape for total consideration of $10.0 million which was expensed during the second quarter of 1996. In the future, it is anticipated that any such consideration will be expensed over the term of the agreement. See Note 12 of Notes to Consolidated Financial Statements.

                                                                                QUARTER ENDED
                                            -------------------------------------------------------------------------------------
                                            MAR. 31,   JUNE 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEP. 30,   DEC. 31,
                                              1996       1996       1996       1996       1997       1997       1997       1997
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)
Total revenues............................  $ 1,374    $  2,816   $ 4,049    $  6,518   $ 7,515    $ 9,495    $14,422    $18,719
Gross profit..............................      985       2,389     2,884       4,350     2,724      5,567      9,194     12,729
Distribution license fees.................    1,625      10,000       253          --        30      1,630      2,867      3,088
Merger and acquisition costs, including
  charge for purchased technology and
  amortization of intangibles.............       --          73     2,292       4,269       953        313        305      1,818
Total operating expenses..................    6,631      18,167    12,640      17,288    11,619     13,346     15,114     20,008
Net loss..................................  $(5,644)   $(15,408)  $(9,354)   $(12,711)  $(8,784)   $(7,890)   $(5,736)   $(7,749)
Basic and diluted net loss per share(1)...  $ (2.71)   $  (1.36)  $ (0.82)   $  (1.10)  $ (0.74)   $ (0.65)   $ (0.38)   $ (0.48)
Shares used in computing net loss per
  share (1)...............................    2,085      11,319    11,393      11,506    11,799     12,167     15,206     16,231

---------------
(1) The loss per share amounts for previously reported periods have been restated as required to comply with Statement of Financial Standards No. 128, "Earnings Per Share" and Staff Accounting Bulletin No. 98. For further discussion of loss per share and the impact of Statement No. 128 and Staff Accounting Bulletin No. 98, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information concerning the Company's directors may be found in the section captioned "Proposal No. 1 -- Election of Directors" appearing in the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in June 1998. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers of the Company:

                    NAME                        AGE                  POSITION
                    ----                        ---                  --------
George Bell.................................    41     President, Chief Executive Officer
                                                       and Director
Brett T Bullington..........................    44     Executive Vice President
James N. Desrosier..........................    43     Executive Vice President, Corporate
                                                       Marketing
Robert C. Hood..............................    55     Executive Vice President, Chief
                                                       Administrative Officer and Chief
                                                       Financial Officer
Joseph R. Kraus, IV.........................    26     Senior Vice President and Director
Kenneth Wachtel.............................    44     Senior Vice President, Advertising
                                                       Sales
Chris Vail..................................    37     Vice President, General Counsel and
                                                       Secretary

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

     Mr. Desrosier has been Executive Vice President, Corporate Marketing since July 1997. From March 1996 until June 1997, he was employed by Infoseek Corporation, an Internet search company, as Vice President, Chief Marketing Officer. From March 1990 to March 1996, Mr. Desrosier held a number of positions including Senior Vice President, Global Brand Marketing, Vice President, Debit Product Management and Marketing, and Vice President, Advertising at MasterCard International Incorporated, an electronic payments, systems, and products company. Mr. Desrosier received an A.B. in philosophy from Kenyon College.

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

     Mr. Wachtel has been Senior Vice President, Advertising Sales since March 1997. Prior to joining the Company and since 1976, Mr. Wachtel was employed by CBS television network, most recently as Vice President, News Sales. He received an A.B. in Economics and Government from Dartmouth College and an M.B.A. from the University of Chicago Graduate School of Business.

     Mr. Vail has been Vice President, General Counsel since October 1997 and Secretary of the Company since May 1997. From April 1997 to September 1997, Mr. Vail served as Associate General Counsel of the Company and from September 1996 to March 1997 he served as Contracts Manager of the Company. From January 1996 to September 1996, Mr. Vail maintained his own law practice. From May 1989 to January 1996, Mr. Vail was a member of the legal department of AT&T Corp, a communications company. He received and a B.A. in Government from Georgetown University and a J.D. from the University of California, Los Angeles. Mr. Vail is a member of the State Bar of California.

     Executive officers are chosen by, and serve at the discretion of, the Board of Directors. There are no family relationships among any of the executive officers of the Company.

ITEM 11: EXECUTIVE COMPENSATION

     Information required by this Item may be found in the section captioned "Executive Compensation" appearing in the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in June 1998. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in June 1998. Such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item may be found in the section captioned "Executive Compensation -- Certain Transactions" appearing in the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held in June 1998. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Upon written request, the Company will provide, without charge, a copy of this Report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for the Company's most recent fiscal year. All requests should be sent to:

     Excite, Inc.
     Investor Relations
     555 Broadway
     Redwood City, CA 94063
     (650) 568-6000

(a) The following documents are filed as part of this report:

                                                                   PAGE
                                                                  NUMBER
                                                                  ------
    1.   CONSOLIDATED FINANCIAL STATEMENTS:
         Report of Ernst & Young LLP, Independent Auditors......    39
         Report of Price Waterhouse LLP, Independent
          Accountants...........................................    40
         Consolidated Balance Sheets as of December 31, 1996 and
          1997..................................................    41
         Consolidated Statements of Operations for the years
          ended December 31, 1995, 1996 and 1997................    42
         Consolidated Statements of Shareholders' Equity (Net
          Capital Deficiency) for the years ended December 31,
          1995, 1996 and 1997...................................    43
         Consolidated Statements of Cash Flows for the years
          ended December 31, 1995, 1996 and 1997................    44
         Notes to Consolidated Financial Statements.............    45

     2.   FINANCIAL STATEMENT SCHEDULES.
          All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3.   EXHIBITS.
          The following exhibits are files as part of, or incorporated by reference into, this Form 10-K:

        EXHIBIT
         NUMBER                           EXHIBIT TITLE
        -------    ------------------------------------------------------------
          2.01 -   Agreement and Plan of Reorganization dated as of August 7,
                   1996 by and among the Registrant, Excite Acquisition
                   Corporation, The McKinley Group, Inc., Isabel Maxwell,
                   Christine Maxwell, David Hayden, Roger Malina and Daniel
                   Lynch.(1)
          2.02 -   Agreement of Merger dated as of August 30, 1996 by and
                   between Excite Acquisition Corporation and the McKinley
                   Group, Inc.(1)
          2.03 -   Agreement and Plan of Reorganization dated as of October 30,
                   1997 by and among the Registrant, Excite Merger Corporation,
                   Netbot, Inc. and certain shareholders of Netbot, Inc. (12)
          2.04 -   Agreement and Plan of Reorganization dated as of January 15,
                   1998 by and among the Company, XCite Acquisition
                   Corporation, Matchlogic, TL Ventures III, L.P., TL Ventures
                   III Offshore, TL Ventures III Interfund L.P., Sequel Limited
                   Partnership, Sequel Euro Limited Partnership, Internet
                   Capital Group, L.L.C., Data Strategies, Inc., and Gary
                   Anderson.(14)
          3.01 -   Registrant's Amended and Restated Articles of Incorporation,
                   as amended.
          3.02 -   Registrant's Bylaws, as amended.(3)
          4.01 -   Form of Specimen Certificate for Registrant's Common
                   Stock.(4)
          4.02 -   Restated and Amended Investors' Rights Agreement.(4)

        EXHIBIT
         NUMBER                           EXHIBIT TITLE
        -------    ------------------------------------------------------------
          4.03 -   Amendment to Restated and Amended Investors' Rights
                   Agreement dated as of August 1, 1996.(8)
          4.04 -   Amendment to Restated and Amended Investors' Rights
                   Agreement dated as of November 25, 1996.(9)
          4.05 -   Registration Rights Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and AOL
                   Ventures, Inc.(8)
          4.06 -   Voting Agreement dated as of November 25, 1996 by and among the Registrant and certain of its shareholders. (9)
          4.07 -   Letter Agreement dated as of November 25, 1996 by and among certain shareholders of the Registrant.(9)
          4.08 -   Nomination and Observer Rights Agreement dated as of June
                   25, 1997 between the Registrant and Intuit Inc. (11)
          4.09 -   Registration Rights Agreement dated as of June 25, 1997
                   between the Registrant and Intuit Inc.(11)
          4.10 -   Right of First Refusal Agreement dated as of June 25, 1997 between the Registrant and Intuit Inc.(11)
          4.11 -   Amendment to Restated and Amended Investors' Rights
                   Agreement dated as of June 25, 1997 among the Registrant,
                   Institutional Venture Partners VI, Institutional Venture
                   Management VI, IVP Founders Fund I, L.P., Kleiner Perkins
                   Caufield & Byers VII, KPCB VII Founders Fund, KPCB
                   Information Sciences Zaibatsu Fund II and Intuit Inc.(11)
          4.12 -   Stock Purchase Agreement dated as of June 11, 1997 between the Registrant and Intuit Inc.(11)
          9.01 -   Voting Trust Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc., AOL Ventures,
                   Inc. and Richard Redding.(8)
        *10.01 -   Registrant's 1995 Equity Incentive Plan.(3)
        *10.02 -   Registrant's 1996 Equity Incentive Plan, as amended.(8)
        *10.03 -   Registrant's 1996 Directors Stock Option Plan.(3)
        *10.04 -   Registrant's 1996 Employee Stock Purchase Plan.(3)
        *10.05 -   Registrant's 401(k) Plan.(8)
        *10.06 -   Form of Assumed Stock Option Grant Agreement, together with
                   Netbot, Inc. 1996 Stock Option Plan and Related
                   Agreements.(13)
        *10.07 -   Form of Assumed Stock Option Grant Agreement, together with
                   MatchLogic, Inc. 1997 Equity Compensation Plan and Related
                   Agreements.(15)
         10.08 -   Form of Indemnity Agreement entered into by Registrant with each of its directors.(3)
         10.09 -   Bridge Line of Credit Agreement, dated as of February 23,
                   1996, among the Registrant and Kleiner Perkins Caufield &
                   Byers VII, KPCB VII Founders Fund, KPCB Information Sciences
                   Zaibatsu Fund II, Institutional Venture Partners VI,
                   Institutional Venture Management VI and IVP Founders Fund I,
                   L.P., and Form of Convertible Promissory Note and Form of
                   Promissory Note, as amended.(3)
        *10.10 -   Promissory Note, dated as of February 27, 1996, issued by
                   Graham F. Spencer to the Registrant.(3)
        *10.11 -   Secured Full Recourse Promissory Note, dated as of March 15,
                   1996, issued by Brett T Bullington to the Registrant.(8)
        *10.12 -   Stock Pledge Agreement dated as of March 15, 1996 by and
                   between the Registrant and Brett T Bullington.(8)
        *10.13 -   Offer Letter dated November 30, 1995, as amended, to Brett T
                   Bullington.(3)
        *10.14 -   Offer Letter dated January 16, 1996, as amended, to George
                   Bell.(3)
        *10.15 -   Offer Letter dated as of November 15, 1996 to Robert C.
                   Hood.(8)
        *10.16 -   Consulting Agreement dated as of November 19, 1996 by and
                   between the Registrant and Robert C. Hood.(8)
        *10.17 -   Offer Letter dated as of July 18, 1997 to James N.
                   Desrosier.

        EXHIBIT
         NUMBER                           EXHIBIT TITLE
        -------    ------------------------------------------------------------
        *10.18 -   Form of standard employment offer letter.
         10.19 -   Office Lease, dated as of January 22, 1996 by and between
                   the Registrant and McCandless Land and Cattle Company.(3)
        #10.20 -   Net Search Program -- Premier Provider Agreement dated as of
                   March 28, 1996 between the Registrant and Netscape
                   Communications Corporation.(6)
         10.21 -   Net Search Program -- Premier Provider Agreement dated as of
                   March 27, 1996, and as amended March 27, 1996 and January
                   21, 1997, between The McKinley Group, Inc. and Netscape
                   Communications Corporation.(7)
         10.22 -   Series D Preferred Stock Purchase Agreement dated as of
                   March 8, 1996 by and among the Registrant and various
                   investors.(5)
         10.23 -   Warrant to purchase 650,000 shares of Common Stock dated
                   March 8, 1996 issued to AOL Ventures, Inc.(5)
         10.24 -   Office Lease, dated as of August 9, 1996, by and between the
                   Registrant and Martin/ Campus Associated, L.P.(6)
         10.25 -   Acquisition Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and Global
                   Network Navigator, Inc.(8)
        #10.26 -   Premier Provider Services Agreement between the Registrant and Netscape Communications Corporation dated as of March
                   21, 1997.(10)
         21.01 -   List of Subsidiaries.
         23.01 -   Consent of Ernst & Young LLP, Independent Auditors.
         23.02 -   Consent of Price Waterhouse LLP, Independent Accountants.
         24.01 -   Power of Attorney (see signature page.)
         27.01 -   Financial Data Schedule for December 31, 1997 (EDGAR version only.)
         27.02 -   Restated Financial Data Schedule for 1997 (EDGAR version
                   only)
         27.03 -   Restated Financial Data Schedule for 1996 (EDGAR version
                   only)
         27.04 -   Restated Financial Data Schedule for 1995 (EDGAR version
                   only)

---------------

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

        (2) Previously filed with the Commission on July 3, 1996, as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-07625).

        (3) Previously filed with the Commission on March 11, 1996, as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA).

        (4) Previously filed with the Commission on March 29, 1996, as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA).

        (5) Previously filed with the Commission on April 3, 1996, as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA).

        (6) Previously filed with the Commission on April 3, 1996, as an exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA).

        (7) Previously filed with the Commission on February 28, 1997, as an exhibit to the Registrant's Quarterly Report on Form 10-QSB/A (File No. 0-28064).

        (8) Previously filed with the Commission on March 3, 1997, as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-22669).

        (9) Previously filed with the Commission on March 31, 1997, as an exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-28064).

        (10) Previously filed with the Commission on April 2, 1997, as an exhibit to the Registrant's Current Report on Form 8-K (File No. 0-28064).

        (11) Previously filed with the Commission on July 25, 1997, as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-32123)

        (12) Previously filed with the Commission on December 4, 1997, as an exhibit to the Registrant's Current Report on Form 8-K (File No. 0-28064).

        (13) Previously filed with the Commission on December 5, 1997, as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-41523)

        (14) Previously filed with the Commission on February 17, 1998, as an exhibit to the Registrant's Current Report on Form 8-K (File No. 0-28064).

        (15) Previously filed with the Commission on February 19, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-46591).

(b) Reports on Form 8-K: On December 4, 1997 the Company filed a Form 8-K regarding the acquisition of Netbot, Inc. There were no other reports on Form 8-K filed during the quarter ended December 31, 1997.

(c)  Exhibits: See item 14(a)3 above.

(d)  Financial Statement Schedules: See Item 14(a)2 above.

                                  EXCITE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Ernst & Young LLP, Independent Auditors...........    38
Report of Price Waterhouse LLP, Independent Accountants.....    39
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................    40
Consolidated Statements of Operations for the years ended
  December 31, 1995,
  1996 and 1997.............................................    41
Consolidated Statements of Shareholders' Equity (Net Capital
  Deficiency) for the years ended December 31, 1995, 1996
  and 1997..................................................    42
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995,
  1996 and 1997.............................................    43
Notes to Consolidated Financial Statements..................    44

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Excite, Inc.

     We have audited the accompanying consolidated balance sheets of Excite, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. In August 1996, the Company merged with The McKinley Group, Inc. in a transaction that was accounted for as a pooling of interests. We did not audit the financial statements of The McKinley Group, Inc. for the year ended December 31, 1995, which statements reflect net losses constituting approximately 49% of the related consolidated financial statement totals for the year ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for The McKinley Group, Inc. is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excite, Inc. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
January 22, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of The McKinley Group, Inc.

     In our opinion, the balance sheets and the related statements of operations, stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of The McKinley Group, Inc. at December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

                                          PRICE WATERHOUSE LLP

San Jose, CA
August 6, 1996

                                  EXCITE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1996       1997
                                                                -------    -------
                                                                  (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 3,971    $15,374
  Short-term investments....................................     16,863     16,398
  Restricted investments....................................      1,496        302
  Accounts receivable, net..................................      3,340     20,278
  Prepaid expenses and other current assets.................      1,070      1,972
                                                                -------    -------
     Total current assets...................................     26,740     54,324
Property and equipment, net.................................      8,194     12,678
Intangible assets, net......................................     11,841      1,771
Other assets................................................        923      4,657
                                                                -------    -------
                                                                $47,698    $73,430
                                                                =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under bank line of credit and other notes
     payable................................................    $ 1,200    $ 6,100
  Accounts payable..........................................      6,699      4,700
  Capital lease obligations, current portion................      2,325      2,904
  Non-lease financing, current portion......................         --      1,176
  Related party liabilities.................................         --      1,575
  Other accrued liabilities.................................      8,392     10,834
                                                                -------    -------
     Total current liabilities..............................     18,616     27,289
Capital lease obligations...................................      3,985      2,789
Non-lease financing.........................................         --      1,613
Convertible note............................................         --      5,000
Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock issuable, no par value
     Authorized -- 4,000 shares issuable in series
     Issuable at December 31, 1996 -- 1,950 shares;
     Issued and outstanding at December 31, 1997 -- none,
      issuable -- 325 shares for unexercised warrant........     15,816        813
  Common stock, no par value
     Authorized -- 50,000 shares
     Issued and outstanding -- 12,108 and 18,676 shares at
      December 31, 1996 and 1997, respectively..............     59,999    121,060
  Deferred compensation.....................................       (388)      (228)
  Unrealized gain (loss) on available-for-sale securities...       (128)        15
  Accumulated deficit.......................................    (50,202)   (84,921)
                                                                -------    -------
     Total shareholders' equity.............................     25,097     36,739
                                                                -------    -------
                                                                $47,698    $73,430
                                                                =======    =======

          See accompanying notes to consolidated financial statements.

                                  EXCITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995        1996        1997
                                                              -------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Revenues:
  Advertising revenues....................................    $   145    $ 14,030    $ 50,134
  Contract and other revenues.............................        808         727          17
                                                              -------    --------    --------
     Total revenues.......................................        953      14,757      50,151
Cost of revenues:
  Hosting costs...........................................         65       3,296       7,914
  Royalties and other cost of revenues....................        163         667       3,809
  Amortization of purchased technology....................         --         186       8,214
                                                              -------    --------    --------
     Total cost of revenues...............................        228       4,149      19,937
                                                              -------    --------    --------
Gross profit..............................................        725      10,608      30,214
Operating expenses:
  Research and development................................      2,810       8,030      13,427
  Sales and marketing.....................................      1,648      21,103      27,599
  Distribution license fees...............................         --      11,878       7,615
  General and administrative..............................      2,326       7,081       8,057
  Charge for purchased in-process technology..............        331       3,500          --
  Other merger and acquisition related costs, including
   amortization of goodwill and other purchased
   intangibles............................................         --       3,134       3,389
                                                              -------    --------    --------
     Total operating expenses.............................      7,115      54,726      60,087
                                                              -------    --------    --------
Operating loss............................................     (6,390)    (44,118)    (29,873)
Interest income...........................................          5       1,410       1,246
Interest expense and other................................        (50)       (409)     (1,055)
Equity share of losses of affiliated company..............         --          --        (477)
                                                              -------    --------    --------
Net loss..................................................    $(6,435)   $(43,117)   $(30,159)
                                                              =======    ========    ========
Basic and diluted net loss per share......................    $ (6.15)   $  (4.75)   $  (2.18)
                                                              =======    ========    ========
Shares used in computing net loss per share...............      1,046       9,076      13,851
                                                              =======    ========    ========

          See accompanying notes to consolidated financial statements.

                                  EXCITE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)

                                     PREFERRED STOCK      COMMON STOCK                         OTHER
                                    -----------------   -----------------     DEFERRED     COMPREHENSIVE   ACCUMULATED
                                    SHARES    AMOUNT    SHARES    AMOUNT    COMPENSATION   INCOME(LOSS)      DEFICIT      TOTAL
                                    ------   --------   ------   --------   ------------   -------------   -----------   --------
                                                                           (IN THOUSANDS)
Balance at December 31, 1994.....      --    $     --   1,290    $    108      $  --          $   --        $    (650)   $   (542)
                                                                                                                         --------
  Net loss.......................      --          --      --          --         --              --           (6,435)     (6,435)
  Unrealized gain on
    available-for-sale
    investments..................      --          --      --          --         --             152               --         152
                                                                                                                         --------
      Comprehensive income
        (loss)...................                                                                 --                       (6,283)
                                                                                                                         --------
  Issuance of common stock for
    cash.........................      --          --   1,024       1,921         --              --               --       1,921
  Exercise of stock options......      --          --       1           6         --              --               --           6
  Issuance of common stock for
    equity securities............      --          --      33         300         --              --               --         300
  Issuance of common stock for
    services.....................      --          --       8         196         --              --               --         196
  Note payable conversion........      --          --      22         275         --              --               --         275
  Issuance of common stock and
    warrant in connection with
    asset purchase agreement.....      --          --      70          84         --              --               --          84
  Deferred compensation related
    to stock options, net of
    amortization.................      --          --      --         640       (631)             --               --           9
                                    ------   --------   ------   --------      -----          ------        ---------    --------
Balance at December 31, 1995.....      --          --   2,448       3,530       (631)            152           (7,085)     (4,034)
                                                                                                                         --------
  Net loss.......................      --          --      --          --         --              --          (43,117)    (43,117)
  Unrealized loss on
    available-for-sale
    investments..................      --          --      --          --         --            (280)              --        (280)
                                                                                                                         --------
      Comprehensive income
        (loss)...................                                                                 --                      (43,397)
                                                                                                                         --------
  Issuance of common stock for
    cash.........................      --          --     283       1,412         --              --               --       1,412
  Notes payable conversions......      --          --      87         400         --              --               --         400
  Issuance of warrant in
    connection with distribution
    agreement....................      --          --      --       1,625         --              --               --       1,625
  Issuance of shares, note
    payable conversion and
    exercise of outstanding
    warrants in connection with
    the Company's IPO, net of
    issuance costs of $3,682.....      --          --   3,651      36,418         --              --               --      36,418
  Conversion of redeemable
    preferred stock in connection
    with the Company's IPO.......      --          --   5,324      16,129         --              --               --      16,129
  Exercise of stock options......      --          --     300         375         --              --               --         375
  Amortization of deferred
    compensation, net of
    cancellations................      --          --      --           7        243              --               --         250
  Issuance of common and
    preferred stock issuable in
    connection with asset
    purchase agreements..........   1,950      15,816      15         103         --              --               --      15,919
                                    ------   --------   ------   --------      -----          ------        ---------    --------
Balance at December 31, 1996.....   1,950      15,816   12,108     59,999       (388)           (128)         (50,202)     25,097
                                                                                                                         --------
  Net loss.......................      --          --      --          --         --                          (30,159)    (30,159)
  Unrealized gain on
    available-for-sale
    investments..................      --          --      --          --         --             143               --         143
                                                                                                                         --------
      Comprehensive income
        (loss)...................                                                                                         (30,016)
                                                                                                                         --------
  Issuance of common stock for
    cash, net of issuance costs
    of $800......................      --          --   2,900      38,350         --                               --      38,350
  Conversion of common stock
    warrant to preferred stock
    warrant......................      --       1,625      --      (1,625)        --              --               --          --
  Exercise of outstanding
    warrants.....................     229          --      43          --         --              --               --          --
  Issuance of common stock under
    employee plans...............      --          --     592       2,319         --                                        2,319
  Compensation expense from
    accelerated deferred
    compensation charges and
    stock option vesting.........      --          --      --       1,658         --              --               --       1,658
  Amortization of deferred
    compensation, net of
    cancellations................      --          --      --          --        160              --               --         160
  Acquisition of Netbot, Inc.:
    Issuance of common stock.....      --          --     854       3,731         --              --               --       3,731
    Accumulated deficit..........      --          --      --          --         --              --           (4,560)     (4,560)
  Conversion of preferred stock
    to common stock..............   (2,179)   (16,628)  2,179      16,628         --              --               --          --
                                    ------   --------   ------   --------      -----          ------        ---------    --------
Balance at December 31, 1997.....      --    $    813   18,676   $121,060      $(228)         $   15        $ (84,921)   $ 36,739
                                    ======   ========   ======   ========      =====          ======        =========    ========

          See accompanying notes to consolidated financial statements.

                                  EXCITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995        1996        1997
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:

  Net loss................................................    $(6,435)   $(43,117)   $(30,159)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of deferred compensation................          9         243         160
     Compensation expense from accelerated deferred
       compensation charges and stock option vesting......         --          --       1,658
     Issuance of warrants.................................         --       1,625          --
     Equity securities issued for services................        196          --          --
     Depreciation.........................................        140       2,189       5,727
     Amortization of intangible assets....................         19         954      10,070
     Charge for purchased in-process technology...........        331       3,500          --
     Loss on disposal of property and equipment...........         --          96          --
     Provision for loan impairment........................         --         629          --
     Changes in assets and liabilities:
       Accounts receivable................................       (335)     (2,957)    (16,938)
       Prepaid expenses and other current assets..........       (168)       (863)       (879)
       Other assets.......................................        (36)       (873)     (3,726)
       Accounts payable...................................      1,021       5,515      (2,395)
       Accrued compensation...............................        384         425       3,307
       Related party liabilities..........................         --          --       1,575
       Other accrued liabilities..........................        222       6,512        (295)
                                                              -------    --------    --------
          Net cash used in operating activities...........     (4,652)    (26,122)    (31,895)
                                                              -------    --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.....................       (811)       (892)     (4,561)
  Purchases of investments................................       (358)    (49,765)    (47,433)
  Sales and maturities of investments.....................         --      31,936      49,235
  Notes and advances to Novo MediaGroup, Inc..............         --        (629)         --
  Payments for acquisitions, net of cash received.........       (150)         --        (308)
                                                              -------    --------    --------
          Net cash used in investing activities...........     (1,319)    (19,350)     (3,067)
                                                              -------    --------    --------
Cash flows from financing activities:
  Payments on capital lease and other financing
     obligations..........................................        (69)     (1,875)     (3,564)
  Proceeds from bank line of credit and other notes
     payable..............................................      1,277       3,490       6,000
  Proceeds from issuance of convertible note..............         --          --       5,000
  Payments on bank line of credit and other notes
     payable..............................................       (263)     (2,426)     (1,100)
  Proceeds from sale of redeemable convertible preferred
     stock................................................      3,847      12,282          --
  Proceeds from sale of common stock, common stock
     warrants, and exercise of stock options..............      1,927      37,212      40,029
                                                              -------    --------    --------
          Net cash provided by financing activities.......      6,719      48,683      46,365
                                                              -------    --------    --------
Net increase in cash and cash equivalents.................        748       3,211      11,403
Cash and cash equivalents at beginning of period..........         12         760       3,971
                                                              -------    --------    --------
Cash and cash equivalents at end of period................    $   760    $  3,971    $ 15,374
                                                              =======    ========    ========
Non-cash financing activities:
  Conversion of convertible preferred stock to common
     stock................................................    $    --    $ 16,129    $ 16,628
  Conversion of notes payable to common stock.............    $   275    $  1,400    $     --
  Property and equipment acquired under capital leases and
     other non-lease financing............................    $   676    $  7,564    $  6,666
Supplemental cash flow disclosure:
  Cash paid for interest..................................    $    17    $    379    $    992

          See accompanying notes to consolidated financial statements.

                                  EXCITE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

     Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, is a global media company offering consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. The Excite Network consists of the Excite (www.excite.com) and WebCrawler (www.webcrawler.com) brands, which provide a gateway to the World Wide Web (the "Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers navigate the Web, the Excite Network contains a suite of specialized information services, organized under numerous topical channels, which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards and chat and personalization capabilities. Localized versions of Excite are available in Australia, France, Germany, Japan, the Netherlands, Sweden and the United Kingdom. The Company derives a substantial portion of its revenues from selling banner and sponsorship advertising on its Web sites to customers in various industries. The Company conducts its business within one industry segment.

     The Company has incurred operating losses to date and incurred a net loss of approximately $30.2 million for the year ended December 31, 1997. Management believes that available resources will provide sufficient funding to enable the Company to meet its obligations through at least December 31, 1998. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources if such resources were not available.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in 50% or less owned companies and joint ventures over which Excite has the ability to exercise significant influence are accounted for using the equity method.

  Foreign Currency

     Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense. Such gains and losses have been insignificant in all years to date. To date the Company has entered into no foreign currency forward exchange contracts or other such derivative instruments.

  Basis of Presentation

     In August 1996, the Company acquired The McKinley Group, Inc. ("McKinley") in a merger transaction accounted for as a pooling of interests (see Note 2.) McKinley was incorporated in December 1993. All financial information has been restated to reflect the combined operations of the Company and McKinley. In November 1997, the Company acquired Netbot, Inc. ("Netbot") in a merger transaction accounted for as a pooling of interests (see Note 2.) The results of operations and financial position of Netbot, which was incorporated in May 1996, were not significant to the Company's consolidated financial statements in any period, and therefore, amounts prior to the date of acquisition were not combined with the Company's financial statements.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial

                                  EXCITE INC.

statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

  Cash, Cash Equivalents and Short-Term Investments

     The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper and government securities, are classified as available-for-sale as of the balance sheet date. These securities are recorded at fair market value. Unrealized gains and losses on these investments are included in shareholders' equity. The cost of securities sold is based on specific identification. There were no material gross realized gains or losses from sales of securities in the periods presented. The fair value of investments is based on quoted market prices at December 31, 1996 and 1997. The fair value of investments presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. All available-for-sale investments generally mature in one year or less.

                                       DECEMBER 31, 1996                         DECEMBER 31, 1997
                            ---------------------------------------    --------------------------------------
                                             GROSS                                     GROSS
                            HISTORICAL    UNREALIZED                   HISTORICAL    UNREALIZED
                               COST       GAIN/(LOSS)    FAIR VALUE       COST          GAIN       FAIR VALUE
                            ----------    -----------    ----------    ----------    ----------    ----------
                                                             (IN THOUSANDS)
Cash and cash
  equivalents:
  Cash..................     $   758         $  --        $   758       $ 5,296         $--         $ 5,296
  Commercial paper......          --            --             --         1,957           1           1,958
  U.S. Government
     securities.........       1,604            --          1,604         8,057           1           8,058
  Money market funds....       1,609            --          1,609            62          --              62
                             -------         -----        -------       -------         ---         -------
                             $ 3,971         $  --        $ 3,971       $15,372         $ 2         $15,374
                             =======         =====        =======       =======         ===         =======
Short-term investments:
  Commercial paper......     $ 3,882         $   3        $ 3,885       $ 7,780         $11         $ 7,791
  Corporate notes.......         770            --            770            --          --              --
  U.S. Government
     securities.........      12,203             5         12,208         8,607          --           8,607
                             -------         -----        -------       -------         ---         -------
                             $16,855         $   8        $16,863       $16,387         $11         $16,398
                             =======         =====        =======       =======         ===         =======
Restricted investments:
  Restricted certificate
     of deposit.........     $ 1,332            --        $ 1,332       $    --         $--         $    --
  Restricted investment
     in common stock....         300          (136)           164           300           2             302
                             -------         -----        -------       -------         ---         -------
                             $ 1,632         $(136)       $ 1,496       $   300         $ 2         $   302
                             =======         =====        =======       =======         ===         =======

     The restricted investment in common stock is being held as collateral by a financial institution against the Company's line of credit borrowings (see Note 4.)

     The restricted certificate of deposit at December 31, 1996 was being held as collateral by a financial institution against a letter of credit for tenant improvements at the Company's new headquarters.

  Concentration of Credit Risk

     The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral on accounts receivable. When required, the Company maintains allowances for

                                  EXCITE INC.

credit losses and such losses have been within management's expectations. The Company's services are provided to customers in several industries, primarily in North America.

     Provisions for doubtful accounts were $670,000 and $1.4 million for the years ended December 31, 1996 and 1997, respectively. Accounts receivable are stated net of allowances for doubtful accounts of $425,000 and $1.1 million at December 31, 1996 and 1997, respectively. During 1996, the Company advanced amounts under notes and advances receivable to Novo MediaGroup, Inc. ("Novo") in the amount of $629,000, of which $330,000 was evidenced by an 8% promissory note convertible into shares of Novo common stock. Based on management's assessment of the financial uncertainty with regard to Novo's ability to repay the outstanding amounts, an impairment reserve of $629,000 was provided for in 1996.

     Two customers accounted for approximately 26% and 16% respectively, of total revenues in 1995. One customer accounted for approximately 12% of total revenues in 1996. No customers accounted for 10% or more of total revenues in 1997.

  Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization, which includes the amortization of assets recorded under capital leases. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (generally one to five years.) Equipment purchased under capital leases is amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the lease term. Property and equipment, at cost, consist of the following:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1996       1997
                                                                -------    -------
                                                                  (IN THOUSANDS)
Computer equipment and internal use software................    $ 9,859    $15,158
Furniture and fixtures......................................        667      2,862
Leasehold improvements......................................         60      2,607
                                                                -------    -------
                                                                 10,586     20,627
Less accumulated depreciation and amortization..............     (2,392)    (7,949)
                                                                -------    -------
                                                                $ 8,194    $12,678
                                                                =======    =======

  Intangible Assets

     Intangible assets consist primarily of goodwill, developed technology, distribution rights, trademarks, bookmarks and trade names, and are being amortized generally over periods ranging from four months to three years. These purchased intangibles and goodwill relate to the acquisitions of certain assets from other companies.

                                  EXCITE INC.

                                                                      DECEMBER 31,
                                                        LIFE IN    -------------------
                                                        MONTHS      1996        1997
                                                        -------    -------    --------
                                                                     (IN THOUSANDS)
Trademarks, trade names, goodwill and other.........    24 - 36    $ 2,708    $  2,708
Developed technology................................         13      8,400       8,400
Operating agreement.................................          4      1,200       1,200
Distribution agreement..............................         24        500         500
                                                                   -------    --------
                                                                    12,808      12,808
Less accumulated amortization.......................                  (967)    (11,037)
                                                                   -------    --------
                                                                   $11,841    $  1,771
                                                                   =======    ========

  Long-Lived Assets

     In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

  Fair Value of Financial Instruments

     The carrying amount of certain of the Company's financial instruments, including accounts receivable and accrued liabilities, approximate fair value because of their short maturities. Because the interest rates on the Company's notes payable and convertible debt are adjusted periodically to reflect market rates, the fair value of these instruments approximates their carrying amounts. The carrying amount of the Company's capital lease and other equipment financing obligations approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at December 31, 1997.

  Revenue Recognition

     Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. The Company has recently entered into a number of longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with Excite services and provide for more varied sources of revenue to Excite over the term of the agreements, which average between 2 to 3 years. Under these agreements, Excite earns fees for initial programming, initiation of service and access to the Excite Network, and for generating impressions which in some instances are guaranteed. The terms of a number of these agreements provide that revenues from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized. Revenues are generally recognized ratably over the term of the agreement, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, the Company defers recognition of the corresponding revenues.

                                  EXCITE INC.

  Advertising

     Costs related to advertising are expensed as incurred. Advertising expense was approximately $144,000, $10.4 million and $7.0 million for the years ended December 31, 1995, 1996 and 1997, respectively. The Company has not incurred significant direct response advertising costs to date.

  Per Share Amounts

     In 1997, the FASB issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants, convertible securities and unvested securities issued subject to repurchase. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirements. The Company has excluded all convertible debt, convertible preferred stock, warrants and employee stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. See Notes 6, 7, and 8 for further information on these securities. See also Note 14 regarding subsequent events affecting common stock outstanding. The following table sets forth the computation of basic and diluted earnings per share:

                                                            YEARS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                        1995          1996          1997
                                                      ---------    ----------    ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss..........................................     $(6,435)     $(43,117)     $(30,159)
                                                       =======      ========      ========
  Weighted average shares outstanding.............       1,664         9,686        14,149
  Weighted average unvested common shares issued
     subject to repurchase agreements.............        (618)         (610)         (298)
                                                       -------      --------      --------
Shares used to compute basic and diluted net loss
  per share.......................................       1,046         9,076        13,851
                                                       =======      ========      ========
Basic and diluted net loss per share..............     $ (6.15)     $  (4.75)     $  (2.18)
                                                       =======      ========      ========

  Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current presentation format.

  Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 as of December 31, 1997 and has presented comprehensive income for all periods presented in the Statement of Shareholders' Equity.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company adopted SFAS No. 131 as of December 31, 1997. Because the Company operates within a single

                                  EXCITE INC.

operating segment, adoption of SFAS No. 131 did not result in the restatement of any previously reported information.

2. BUSINESS COMBINATIONS AND PURCHASED PRODUCT RIGHTS

     During the three years ended December 31, 1997, Excite completed the following acquisitions:

                                                                          SHARES OF       SHARES OF EXCITE      SHARES OF
                                                             CASH AND       EXCITE      SERIES E CONVERTIBLE   OPTIONS AND
                                                            PROMISSORY      COMMON        PREFERRED STOCK       WARRANTS
      COMPANY OR TECHNOLOGY ACQUIRED        DATE ACQUIRED   NOTE PAID    STOCK ISSUED          ISSUED            ASSUMED
      ------------------------------        -------------   ----------   ------------   --------------------   -----------
Netbot, Inc. ("Netbot")...................  November 1997                  854,000                               211,053
America Online, Inc.'s ("AOL")
  WebCrawler search and directory
  technology (the "WebCrawler Assets")....  November 1996                                    1,950,000
The McKinley Group, Inc. ("McKinley").....    August 1996                  850,000                                13,742
City.Net Express ("City.Net").............  November 1995    $450,000       70,000

     In connection with the acquisition of Netbot, a private company and developer of advanced search technology utilized for electronic commerce, the Company incurred approximately $1.5 million in merger related expenses, including $1.3 million for accelerated deferred compensation charges and $217,000 in professional fees and other expenses. The acquisition was accounted for as a pooling of interests. Because the results of operations and financial position of Netbot were not material to Excite's consolidated financial statements for any periods, financial information prior to the date of acquisition has not been restated.

     In November 1996, the Company entered into a series of agreements with AOL, a provider of Internet online services, whereby a co-branded version of Excite became the exclusive Internet search and directory service for AOL. Under these agreements, Excite acquired AOL's WebCrawler Assets. The series of agreements were accounted for as the acquisition of rights to developed and in-process technologies and distribution rights. The intangible assets were recorded based on their independently appraised fair values as of December 1, 1996. Of the total purchase price, $3.5 million was allocated to purchased in-process technology and the remaining purchase price of approximately $12.6 million was allocated to trademarks, distribution rights, bookmarks, trade names, goodwill and other. The amount of the purchase price allocated to purchased in-process technology was charged to the Company's operations as of December 1, 1996.

     The Company determined the amounts to be allocated to developed and in-process technology based on whether technological feasibility had been achieved (as defined and utilized by the Company in assessing software capitalization) and whether there was any alternative future use for the technology. Other considerations included the time and cost to complete each project, anticipated gross profit, and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. The Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for usage of the technology in different products, resale of the technology and internal usage.

     In connection with the McKinley acquisition, which was accounted for as a pooling of interests, the Company incurred approximately $2.2 million in merger related expenses, including $1.0 million for legal and other professional fees, $901,000 for personnel severance and outplacement expenses and $345,000 for termination of distribution contracts and discontinuation of duplicate operations and facilities.

     Of the total purchase price valued at approximately $534,000 for certain assets of City.Net, $203,000 was allocated to identified intangible assets and $331,000 was allocated to purchased in-process technology which was charged to operations at the time of the acquisition.

                                  EXCITE INC.

3. OTHER ACCRUED LIABILITIES

     Other accrued liabilities consists of the following:

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1996      1997
                                                                ------    -------
                                                                 (IN THOUSANDS)
Deferred revenues...........................................    $1,784    $ 4,269
Accrued compensation........................................       861      3,598
Accrued distribution license fees...........................     2,300         --
Other accrued liabilities...................................     3,447      2,967
                                                                ------    -------
                                                                $8,392    $10,834
                                                                ======    =======

4. BORROWINGS UNDER BANK LINE OF CREDIT AND OTHER NOTES PAYABLE

     Borrowings under bank line of credit and other notes payable, all of which are current liabilities, are as follows:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1997
                                                                ------    ------
                                                                 (IN THOUSANDS)
Borrowings under bank line of credit........................    $1,100    $6,000
Other notes payable.........................................       100       100
                                                                ------    ------
                                                                $1,200    $6,100
                                                                ======    ======

  Borrowings Under Bank Line of Credit

     In March 1997, the Company entered into a $6.0 million line of credit, which replaced the $1.1 million line of credit outstanding at December 31, 1996. This line of credit, which expires in June 1998, bears interest at rates ranging from the bank's prime rate to prime plus .25% (approximately 8.5% at December 31, 1997) and is secured by substantially all of the Company's assets. This line of credit agreement also contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock. The Company was in compliance with these covenants at December 31, 1997. At December 31, 1997, a short-term investment with a carrying amount of $302,000 was held by the bank as collateral for borrowings under the line of credit and is not available to the Company. The Company is currently negotiating to extend the term of this line of credit.

5. COMMITMENTS

  Capital Leases

     The Company leases certain computer equipment and office furniture under capital leases. The leases generally provide for the Company to pay taxes, maintenance and insurance. Most of the leases contain purchase options as well as renewal provisions at the end of the initial lease terms, which generally range from

                                  EXCITE INC.

30 to 36 months. At December 31, 1997 the Company had an additional $2.2 million available under a lease line of credit expiring on December 31, 1998. Equipment under capital leases consist of the following:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1997
                                                                ------    ------
                                                                 (IN THOUSANDS)
Computer equipment and internal use software................    $7,891    $9,180
Furniture and fixtures......................................       297       785
                                                                ------    ------
                                                                 8,188     9,965
Less accumulated depreciation and amortization..............    (1,571)   (5,277)
                                                                ------    ------
                                                                $6,617    $4,688
                                                                ======    ======

  Other Financing Arrangements:

During 1997, the Company entered into several non-lease equipment financing arrangements. These liabilities are secured by specified computer equipment, internal use software and office furniture of the Company and are payable over 36 months. At December 31, 1997, property and equipment under non-lease financing arrangements totaled $2.5 million, which is net of $401,000 of accumulated depreciation.

  Building Leases

     In 1996 and 1997, the Company entered into leases for new corporate offices located in Redwood City, California. These leases, which have approximately ten year terms, commenced during the second and fourth quarters of 1997. The Company has subleased a portion of this space to a third party under a non-cancelable sublease agreement which will commence in 1998. The Company leases additional space, primarily for sales offices, in various states as well as the United Kingdom. Rent expense under operating leases was approximately $152,000, $722,000 and $2.4 million for the years ended December 31, 1995, 1996 and 1997, respectively.

     Annual minimum commitments under these leases and other financing arrangements are as follows:

                                             CAPITAL      OTHER      OPERATING    SUBLEASE
                                             LEASES     FINANCING     LEASES        RENT
                                             -------    ---------    ---------    --------
                                                            (IN THOUSANDS)
YEARS ENDING DECEMBER 31,
  1998...................................    $ 3,359     $ 1,378      $ 2,600     $  (856)
  1999...................................      1,903       1,162        2,480        (478)
  2000...................................      1,127         582        2,433          --
  2001...................................         --          --        2,501          --
  2002...................................         --          --        2,463          --
  Thereafter.............................         --          --       10,272          --
                                             -------     -------      -------     -------
Total minimum payments required..........      6,389       3,122      $22,749     $(1,334)
                                                                      =======     =======
Less amounts representing interest.......       (696)       (333)
                                             -------     -------
Present value of future lease payments...      5,693       2,789
Less current portion.....................     (2,904)     (1,176)
                                             -------     -------
                                             $ 2,789     $ 1,613
                                             =======     =======

                                  EXCITE INC.

6. CONVERTIBLE NOTE

     In 1997, the Company entered into a convertible promissory note with Itochu Corporation ("Itochu") (see also Note 11) in the principal amount of $5.0 million. The note bears interest at the London Interbank Offered Rate plus 1% (approximately 6.9% at December 31, 1997,) is payable in United States dollars, and matures on October 17, 2002, although earlier payment is permitted. The entire unpaid principle amount at the maturity date (or earlier in the event the Company elects to prepay the note) is convertible, in whole but not in part, at the option of the holder, into fully paid shares of Excite Common Stock at a conversion price equal to the average closing price of the shares for the 30 trading day period ending on the date of conversion.

7. SHAREHOLDERS' EQUITY

  Convertible Preferred Stock

     Of the 4,000,000 authorized shares of Convertible Preferred Stock (no par value), 3,280,000 shares were designated as Series E and were issued in association with the acquisition of certain assets from AOL in December 1996. 1,950,000 of the Series E shares were issuable to AOL at December 31, 1996, and all of the Series E shares were issued and converted into Common Stock during 1997. The remaining 720,000 shares of Convertible Preferred Stock authorized remained undesignated at December 31, 1997.

  Common Stock

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

     On March 3, 1997 the Company filed a registration statement on Form S-1 with the United States Securities and Exchange Commission with respect to the sale of shares of the Company's Common Stock. The Company sold all of the 2,900,000 shares of the Company's Common Stock offered to Intuit Inc. ("Intuit") on June 26, 1997 at a price of $13.50 per share (see also Note 11.) Proceeds to the Company from this offering were approximately $38.4 million net of offering costs.

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

     At December 31, 1997, 1,780,020 shares of Common Stock issued by the Company were subject to stock repurchase agreements whereby the Company has the option to repurchase the unvested shares upon termination of employment for any reason, with or without cause, at the original price paid for the shares. Generally the stock vests 30% immediately with the remaining 70% vesting ratably over 48 months from the date of issuance. At December 31, 1997, 181,718 shares of Common Stock were subject to repurchase at the option of the Company at the original exercise price ranging from $0.00045 to $0.035.

  Warrants

     During 1995, the Company issued warrants to purchase 30,000 shares of Series A and 16,000 shares of Series B Redeemable Convertible Preferred Stock at exercise prices of $0.67 and $1.25 per share, respectively,

                                  EXCITE INC.

in connection with an equipment lease agreement. These warrants converted into warrants to purchase Common Stock upon the Company's initial public offering in April 1996. In January 1997, the holder of these warrants elected to exercise the warrants and receive a lesser number of shares in exchange for a reduction in the exercise price resulting in the issuance of 43,466 shares of Common Stock.

     During 1995, the Company issued warrants to purchase 1,200,000 shares of Common Stock at an exercise price of $0.125 per share in connection with the sale of Series B Redeemable Convertible Preferred Stock. These warrants were exercised in April 1996 in connection with the Company's initial public offering. Also during 1995, the Company issued warrants to purchase 36,000 and 28,540 shares of Common Stock at exercise prices of $0.67 and $1.25 per share, respectively, in connection with an employment offer. These warrants were exercised in 1996.

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

     In March 1996, the Company entered into an agreement with AOL whereby, in return for certain distribution rights, the Company issued a warrant to purchase 650,000 shares of Common Stock at an exercise price of $8.00 per share. The warrant expires in March 2001. The value of the warrant was established through an independent appraisal. A charge to operations of $1.6 million for the fair value of the warrant was recorded at the time of issuance. Upon the closing of the acquisition of the WebCrawler Assets, this warrant was converted into a warrant to purchase an equivalent number of shares of Series E-3 Convertible Preferred Stock at the same exercise price per share. The value attributed to the amendment of the warrant terms from Common Stock to Series E-3 Convertible Preferred Stock was minimal, as the expiration date of the warrant was also amended such that 325,000 shares exercisable under this warrant would expire, if unexercised, on September 30, 1997, instead of in March, 2001. In September 1997, 325,000 shares were exercised under this warrant with the holder electing to receive a lesser number of shares in exchange for a reduction in the exercise price, resulting in the issuance of 229,271 shares of Series E-3 Convertible Preferred stock, which were converted into Common Stock in December 1997.

     In November 1997, as part of the acquisition of Netbot, the Company assumed warrants under which the holder can purchase 2,087 shares of Excite Common Stock at an exercise price of approximately $11.49 per share in connection with an equipment lease agreement entered into by Netbot prior to the acquisition.

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

     Additionally, in February 1996 the Company's Board of Directors adopted, and in March 1996 the Company's shareholders approved, increases to the number of shares authorized for issuance under the 1995 Plan totaling 550,000 shares, the 1996 Equity Incentive Plan (the "1996 Plan") and 1996 Directors

                                  EXCITE INC.

Stock Option Plan (the "Directors Plan") which authorized the issuance of 1,500,000 and 150,000 shares of Common Stock, respectively, upon exercise of stock options granted to eligible participants under the 1996 Plan and to directors under the Directors Plan. In November 1996 and January 1997, the Board approved, and in June 1997 the shareholders approved, amendments to the 1996 Plan to increase the number of shares thereunder by 800,000 and 2,455,000 shares, respectively.

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

     A summary of activity under the Plans is as follows:

                                                     OPTIONS OUTSTANDING
                                     SHARES     ------------------------------      WEIGHTED
                                    AVAILABLE   NUMBER OF                           AVERAGE
                                    FOR GRANT    SHARES      PRICE PER SHARE     EXERCISE PRICE
                                    ---------   ---------   ------------------   --------------
                                                       (SHARES IN THOUSANDS)
Initial shares authorized........     1,650          --                     --           --
  Options granted................    (1,375)      1,375     $0.035 -   $34.612       $ 0.31
  Options exercised..............        --          (1)               $ 8.194       $ 8.19
                                     ------       -----
Balance at December 31, 1995.....       275       1,374     $0.035 -   $34.612       $ 0.31
  Additional shares authorized...     3,000          --                     --           --
  Options granted................    (2,836)      2,836     $2.500 -   $67.757       $ 6.80
  Options exercised..............        --        (300)    $0.035 -   $ 5.750       $ 0.33
  Options canceled...............       263        (263)    $0.035 -   $67.757       $10.50
  Options expired................      (528)         --                     --           --
                                     ------       -----
Balance at December 31, 1996.....       174       3,647     $0.035 -   $67.757       $ 4.66
  Additional shares authorized...     2,664          --                     --           --
  Options granted................    (1,958)      1,958     $8.750 -   $28.375       $13.08
  Options exercised..............        --        (564)    $0.035 -   $16.125       $ 2.61
  Options canceled...............       633        (633)    $0.035 -   $67.757       $ 5.17
  Options expired................      (210)         --                     --           --
                                     ------       -----
Balance at December 31, 1997.....     1,303       4,408     $0.035 -   $67.757       $ 7.89
                                     ======       =====

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

                                  EXCITE INC.

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

     Participants may withdraw their contributions at any time prior to fifteen days before the stock is purchased, and such contributions will be returned to the participants without interest. The purchase price is equal to 85% of the lower of (i) the market price of the Company's Common Stock immediately before the beginning of the applicable period or (ii) the market price of the Company's Common Stock at the time of the purchase. As of December 31, 1997, 27,230 shares had been purchased under the ESPP.

  Accounting for Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation' ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock plans granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                1995      1996      1997
                                                                -----     -----     -----
Average risk-free interest rate............................      5.7%      5.9%      6.1%
Average expected life (in years)...........................      4.5       4.5       3.0
Dividend yield.............................................        0%        0%        0%
Expected volatility factor of the market price of the
  Company's Common Stock(1)................................        0%       75%       75%

---------------

(1) Options granted prior to the Company's initial public offering and by non-public companies prior to their merger with Excite were valued using the minimum value method.

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

                                  EXCITE INC.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            YEARS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                        1995          1996          1997
                                                      ---------    ----------    ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss -- as reported...........................     $(6,435)     $(43,117)     $(30,159)
                                                       =======      ========      ========
Net loss -- pro forma.............................     $(6,437)     $(44,104)     $(37,441)
                                                       =======      ========      ========
Net loss per share -- as reported.................     $ (6.15)     $  (4.75)     $  (2.18)
                                                       =======      ========      ========
Net loss per share -- pro forma...................     $ (6.15)     $  (4.86)     $  (2.70)
                                                       =======      ========      ========

     The weighted average fair value of options granted during 1995, 1996 and 1997 was approximately $0.03, $3.54, and $6.89 per share, respectively, and was approximately $7.74 for shares granted under the ESPP in 1997.

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                      -----------------------------------------   ---------------------------
                                         WEIGHTED-
                         NUMBER OF        AVERAGE     WEIGHTED-      NUMBER OF      WEIGHTED-
                          SHARES         REMAINING     AVERAGE        SHARES         AVERAGE
 RANGE OF EXERCISE      OUTSTANDING     CONTRACTUAL   EXERCISE      EXERCISABLE     EXERCISE
      PRICES          (IN THOUSANDS)       LIFE         PRICE     (IN THOUSANDS)      PRICE
-------------------   ---------------   -----------   ---------   ---------------   ---------
$ 0.035 -   $ 0.290          571         7.9 years     $ 0.24           206          $ 0.26
  0.580 -     2.500          409         8.6             1.63           219            1.40
  5.500 -     9.875        2,332         9.0             6.94           432            6.29
 10.250 -    17.125          586         9.2            11.63            80           11.63
 20.125 -    28.375          508         9.9            21.46             3           21.20
 67.757 -    67.757            2         8.3            67.76             1           67.76
                           -----                                        ---
                           4,408         8.9             7.89           941            4.36
                           =====                                        ===

  Employee Benefit Plan

     The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 15%) of their pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of the Company are eligible to participate in the Plan. The Company is not required to contribute to the Savings Plan and has made no contributions since the inception of the Savings Plan.

9. INCOME TAXES

     Due to operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for income taxes for 1995, 1996 or 1997.

                                  EXCITE INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                   1996          1997
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Net operating loss carryforwards............................     $ 15,200      $ 25,160
Research credits............................................          400           910
Acquired intangible assets..................................        1,865         5,670
Depreciation................................................          390         1,730
Other.......................................................        1,345           710
                                                                 --------      --------
          Total deferred tax assets.........................       19,200        34,180
Valuation allowance for deferred tax assets.................      (19,200)      (34,180)
                                                                 --------      --------
          Net deferred tax assets...........................     $     --      $     --
                                                                 ========      ========

     Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $16.6 million and $15.0 million during the years ended December 31, 1996 and 1997, respectively. Approximately $3.0 million of the valuation allowance at December 31, 1997 is attributable to stock option deductions, the benefit of which will be credited to paid in capital when realized.

     As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $66.3 million and $43.4 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2009 through 2012, and the state net operating loss carryforwards will expire at various dates beginning in 1999 through 2002. As of December 31, 1997 the Company also had federal and California research and development credit carryforwards of approximately $650,000 and $390,000, respectively. The federal credits will expire in 2009 through 2012 if not utilized.

     Utilization of the net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before full utilization.

10. SEGMENT INFORMATION

     The Company operates in the Internet navigation industry business segment. The Company derives substantially all of its revenues from selling banner and sponsorship advertising on its Web sites to customers in various industries.

                                  EXCITE INC.

  Information by Geographic Area

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995        1996        1997
                                                              -------    --------    --------
                                                                      (IN THOUSANDS)
Revenues:
  United States operations:
     United States customers..............................    $   953    $ 14,721    $ 48,235
     International customers..............................         --          36         719
                                                              -------    --------    --------
                                                                  953      14,757      48,954
  International operations:
     International customers..............................         --          --       1,197
                                                              -------    --------    --------
       Total revenues.....................................    $   953    $ 14,757    $ 50,151
                                                              =======    ========    ========
Operating loss:
  United States operations................................    $(6,390)   $(43,989)   $(26,477)
  International operations................................         --        (129)     (3,396)
                                                              -------    --------    --------
       Total operating loss...............................    $(6,390)   $(44,118)   $(29,873)
                                                              =======    ========    ========

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                1995       1996        1997
                                                               ------     -------     -------
                                                                       (IN THOUSANDS)
Long-lived assets:
  United States operations.................................    $1,686     $20,958     $18,993
  International operations.................................        --          --         113
                                                               ------     -------     -------
                                                               $1,686     $20,958     $19,106
                                                               ======     =======     =======
Total assets:
  United States operations.................................    $3,801     $47,668     $72,525
  International operations.................................        --          30         905
                                                               ------     -------     -------
                                                               $3,801     $47,698     $73,430
                                                               ======     =======     =======

11. RELATED PARTY TRANSACTIONS

  Investment in Affiliated Company

     In October 1997, the Company and Itochu Corporation and certain affiliated entities (collectively "Itochu") entered into a joint venture agreement with respect to the Company's wholly-owned subsidiary, Excite Japan, Co. Ltd. ("Excite Japan") in order to provide Web based information services to the Japanese market. The Company intends to retain a 50% equity interest in Excite Japan. Advertising sales responsibilities will be assumed by CTC Create Corporation, a wholly-owned subsidiary of Itochu Corporation. The joint venture agreement with respect to Excite Japan obligates Excite and Itochu to make capital contributions in the aggregate amount of $10.0 million by March 31, 1999. Itochu loaned Excite $5.0 million (see Note 6) in 1997 in order to fund Excite's capital contributions. As of December 31, 1997 Excite had invested $168,000 in the joint venture, and had recognized 50% of the losses through December 31, 1997 totaling $477,000. Condensed financial information of Excite Japan has not been presented as its operating results and financial position are not material to Excite.

                                  EXCITE INC.

  Other Related Party Transactions

     In June 1997, the Company sold 2,900,000 shares of the Company's Common Stock to Intuit at a price of $13.50 per share. Proceeds from this offering were approximately $38.4 million net of offering costs. Also in June 1997, the Company entered into a Joint Activities Agreement with Intuit. Under this agreement, Intuit became the exclusive provider and aggregator of financial content on all of Excite's services, and Excite became the exclusive search and navigation service featured in the U.S. versions of Intuit's Quicken, Quickbooks and TurboTax products. Under this agreement, the two companies share certain revenues and expenses at varying amounts throughout the seven year term of this agreement. For the year ended December 31, 1997, the Company recorded approximately $1.5 million in payments due to Intuit under this agreement, of which approximately $836,000 was unpaid as of December 31, 1997.

     In November 1996, the Company entered into a five-year distribution agreement with AOL pursuant to which the Company will provide to AOL a co-branded version of Excite and, for a minimum of a two year period, be the exclusive provider of Web search and directory services for AOL. AOL and Excite will share advertising revenues derived from the use of these services by AOL subscribers. If either of the parties does not elect to continue the exclusivity period for the remaining three year period of the agreement, AOL will be permitted to offer other Web navigation services on its online service; however, Excite will remain as the "default" Web navigation service and Excite will receive a larger percentage of the advertising revenues derived from the use of Excite through AOL. Excite will also advertise AOL's service on Excite and AOL will pay a commission to the Company for new AOL subscribers referred from these advertisements. The Company is also required to satisfy certain technical, product feature and editorial criteria. In addition, the Company completed the purchase of the WebCrawler Assets from AOL in March 1997. Revenues and expenses to date associated with this agreement have not been significant.

12. SIGNIFICANT AGREEMENTS

     In April 1996, Excite and McKinley each entered into agreements with Netscape Communications Corporation ("Netscape") under which they were each designated as one of five "Premier Providers" of search and navigation services accessible from the "Net Search" button on the Netscape home page. These agreements provided that the "Premier Provider" status was established for one year from April 1, 1996, in exchange for which the Company made payments in cash and delivery of advertising impressions totaling $10.0 million over the course of the year. These contracts were subsequently extended to April 30, 1997.

     In March 1997, the Company entered into an agreement to continue the Premier Provider arrangement for the Excite brand, and a Marquee Provider agreement for the WebCrawler brand covering the period from May 1, 1997 through April 30, 1998. Under the terms of these agreements, the Company is committed to make minimum payments of $8.25 million in exchange for a guaranteed number of impressions. Of the $8.25 million minimum, a portion is being applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of such advertisements, with the remainder being paid in cash at intervals over the term of the agreements. To the extent that the number of impressions provided by Netscape under the Premier Provider and Marquee Provider agreements exceed the minimum guarantees, the Company will be subject to additional fees based on the actual number of impressions delivered above the minimum.

     In June 1997, the Company entered into a Co-Marketing Services Agreement and a Trademark License Agreement with Netscape. Under these agreements, the Company is responsible for the programming, production, operations and advertising sales of "International Netscape Guide by Excite," a new service being made available in Japan, Germany, France, the United Kingdom and Australia. In connection with these agreements, the Company made a payment of $4.0 million to Netscape in July 1997, which is being amortized over the terms of these agreements to distribution license fees expense. At December 31, 1997, the unamortized portion of this payment of $3.4 million was included in other assets.

                                  EXCITE INC.

13. LITIGATION

     On November 18, 1996, Kristine Paaso and Laura Lindsey filed a complaint in the California Superior Court, Santa Clara County, against the Company and certain of its founders alleging breach of an alleged oral agreement, breach of fiduciary duty and fraud. The plaintiffs allege that they participated in the creation of the Company's business plan and were entitled to participate as officers and shareholders of the Company. The complaint seeks an unspecified amount of damages, including punitive damages. In February 1998, the Court granted the Company a motion for summary judgement to this complaint and entered judgement in favor of the Company and the individual defendants on all claims. The plaintiffs have subsequently filed a notice of appeal from the judgment. The Company intends to continue to defend this action vigorously. Although it not possible to ascertain the definitive outcome of this litigation at this time, an unfavorable outcome could have an adverse effect on the Company's business, results of operations and financial condition.

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

14. EVENTS SUBSEQUENT TO DATE OF AUDITOR'S REPORT

     On February 2, 1998 the Company acquired MatchLogic, Inc. ("MatchLogic"), a private company providing advertisers and agencies with Internet advertising management services which began operations in May 1997. The transaction was effected through the issuance of approximately 3.1 million shares of the Company's Common Stock and assumption of options and warrants to purchase 524,419 shares of Common Stock, and was accounted for as a pooling of interests. In connection with the transaction, the Company incurred approximately $700,000 in merger related expenses primarily for legal and other professional fees in the first quarter of 1998.

     Combined results of operations as they will be reported are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                      -------------------------------------
                                                        1995          1996          1997
                                                      ---------    ----------    ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                   (UNAUDITED)
Revenues..........................................     $   953      $ 14,757      $ 54,114
                                                       =======      ========      ========
Operating loss....................................     $(6,390)     $(44,118)     $(40,801)
                                                       =======      ========      ========
Net loss..........................................     $(6,435)     $(43,117)     $(41,392)
                                                       =======      ========      ========
Basic and diluted net loss per share..............     $ (6.15)     $  (4.75)     $  (2.94)
                                                       =======      ========      ========
Shares used in computing net loss per share.......       1,046         9,076        14,077
                                                       =======      ========      ========

                                  EXCITE INC.

     Separate results of the combined entities for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                       1995        1996        1997
                                                      -------    --------    --------
                                                         (IN THOUSANDS; UNAUDITED)
Revenues:
  Excite..........................................    $   953    $ 14,757    $ 50,151
  MatchLogic......................................         --          --       3,963
                                                      -------    --------    --------
                                                      $   953    $ 14,757    $ 54,114
                                                      =======    ========    ========
Net loss:
  Excite..........................................    $(6,435)   $(43,117)   $(30,159)
  MatchLogic......................................         --          --     (11,233)
                                                      -------    --------    --------
                                                      $(6,435)   $(43,117)   $(41,392)
                                                      =======    ========    ========

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

                                          EXCITE, INC.

Date: March 31, 1998                      By:      /s/ ROBERT C. HOOD
                                            ------------------------------------
                                                       Robert C. Hood
                                              Executive Vice President, Chief
                                                        Administrative
                                            Officer and Chief Financial Officer

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

                    NAME                                       TITLE                       DATE
                    ----                                       -----                       ----
PRINCIPAL EXECUTIVE OFFICER:

               /s/ GEORGE BELL                 President, Chief Executive Officer     March 31, 1998
---------------------------------------------  and Director
                 George Bell

PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER:

             /s/ ROBERT C. HOOD                Executive Vice President, Chief        March 31, 1998
---------------------------------------------  Administrative Officer and Chief
               Robert C. Hood                  Financial Officer

ADDITIONAL DIRECTORS:

             /s/ JOSEPH R. KRAUS               Senior Vice President and Director     March 31, 1998
---------------------------------------------
               Joseph R. Kraus

              /s/ VINOD KHOSLA                 Director                               March 31, 1998
---------------------------------------------
                Vinod Khosla

               /s/ DONN DAVIS                  Director                               March 31, 1998
---------------------------------------------
                 Donn Davis

            /s/ GEOFFREY Y. YANG               Director                               March 31, 1998
---------------------------------------------
              Geoffrey Y. Yang

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                           EXHIBIT TITLE
        -------    ------------------------------------------------------------
          2.01 -   Agreement and Plan of Reorganization dated as of August 7,
                   1996 by and among the Registrant, Excite Acquisition
                   Corporation, The McKinley Group, Inc., Isabel Maxwell,
                   Christine Maxwell, David Hayden, Roger Malina and Daniel
                   Lynch.(1)
          2.02 -   Agreement of Merger dated as of August 30, 1996 by and
                   between Excite Acquisition Corporation and the McKinley
                   Group, Inc.(1)
          2.03 -   Agreement and Plan of Reorganization dated as of October 30,
                   1997 by and among the Registrant, Excite Merger Corporation,
                   Netbot, Inc. and certain shareholders of Netbot, Inc. (12)
          2.04 -   Agreement and Plan of Reorganization dated as of January 15,
                   1998 by and among the Company, XCite Acquisition
                   Corporation, Matchlogic, TL Ventures III, L.P., TL Ventures
                   III Offshore, TL Ventures III Interfund L.P., Sequel Limited
                   Partnership, Sequel Euro Limited Partnership, Internet
                   Capital Group, L.L.C., Data Strategies, Inc., and Gary
                   Anderson.(14)
          3.01 -   Registrant's Amended and Restated Articles of Incorporation,
                   as amended.
          3.02 -   Registrant's Bylaws, as amended.(3)
          4.01 -   Form of Specimen Certificate for Registrant's Common
                   Stock.(4)
          4.02 -   Restated and Amended Investors' Rights Agreement.(4)
          4.03 -   Amendment to Restated and Amended Investors' Rights
                   Agreement dated as of August 1, 1996.(8)
          4.04 -   Amendment to Restated and Amended Investors' Rights
                   Agreement dated as of November 25, 1996.(9)
          4.05 -   Registration Rights Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and AOL
                   Ventures, Inc.(8)
          4.06 -   Voting Agreement dated as of November 25, 1996 by and among the Registrant and certain of its shareholders. (9)
          4.07 -   Letter Agreement dated as of November 25, 1996 by and among certain shareholders of the Registrant.(9)
          4.08 -   Nomination and Observer Rights Agreement dated as of June
                   25, 1997 between the Registrant and Intuit Inc. (11)
          4.09 -   Registration Rights Agreement dated as of June 25, 1997
                   between the Registrant and Intuit Inc.(11)
          4.10 -   Right of First Refusal Agreement dated as of June 25, 1997 between the Registrant and Intuit Inc.(11)
          4.11 -   Amendment to Restated and Amended Investors' Rights
                   Agreement dated as of June 25, 1997 among the Registrant,
                   Institutional Venture Partners VI, Institutional Venture
                   Management VI, IVP Founders Fund I, L.P., Kleiner Perkins
                   Caufield & Byers VII, KPCB VII Founders Fund, KPCB
                   Information Sciences Zaibatsu Fund II and Intuit Inc.(11)
          4.12 -   Stock Purchase Agreement dated as of June 11, 1997 between the Registrant and Intuit Inc.(11)
          9.01 -   Voting Trust Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc., AOL Ventures,
                   Inc. and Richard Redding.(8)
        *10.01 -   Registrant's 1995 Equity Incentive Plan.(3)
        *10.02 -   Registrant's 1996 Equity Incentive Plan, as amended.(8)
        *10.03 -   Registrant's 1996 Directors Stock Option Plan.(3)
        *10.04 -   Registrant's 1996 Employee Stock Purchase Plan.(3)
        *10.05 -   Registrant's 401(k) Plan.(8)
        *10.06 -   Form of Assumed Stock Option Grant Agreement, together with
                   Netbot, Inc. 1996 Stock Option Plan and Related
                   Agreements.(13)

        EXHIBIT
         NUMBER                           EXHIBIT TITLE
        -------    ------------------------------------------------------------
        *10.07 -   Form of Assumed Stock Option Grant Agreement, together with
                   MatchLogic, Inc. 1997 Equity Compensation Plan and Related
                   Agreements.(15)
         10.08 -   Form of Indemnity Agreement entered into by Registrant with each of its directors.(3)
         10.09 -   Bridge Line of Credit Agreement, dated as of February 23,
                   1996, among the Registrant and Kleiner Perkins Caufield &
                   Byers VII, KPCB VII Founders Fund, KPCB Information Sciences
                   Zaibatsu Fund II, Institutional Venture Partners VI,
                   Institutional Venture Management VI and IVP Founders Fund I,
                   L.P., and Form of Convertible Promissory Note and Form of
                   Promissory Note, as amended.(3)
        *10.10 -   Promissory Note, dated as of February 27, 1996, issued by
                   Graham F. Spencer to the Registrant.(3)
        *10.11 -   Secured Full Recourse Promissory Note, dated as of March 15,
                   1996, issued by Brett T Bullington to the Registrant.(8)
        *10.12 -   Stock Pledge Agreement dated as of March 15, 1996 by and
                   between the Registrant and Brett T Bullington.(8)
        *10.13 -   Offer Letter dated November 30, 1995, as amended, to Brett T
                   Bullington.(3)
        *10.14 -   Offer Letter dated January 16, 1996, as amended, to George
                   Bell.(3)
        *10.15 -   Offer Letter dated as of November 15, 1996 to Robert C.
                   Hood.(8)
        *10.16 -   Consulting Agreement dated as of November 19, 1996 by and
                   between the Registrant and Robert C. Hood.(8)
        *10.17 -   Offer Letter dated as of July 18, 1997 to James N.
                   Desrosier.
        *10.18 -   Form of standard employment offer letter.
         10.19 -   Office Lease, dated as of January 22, 1996 by and between
                   the Registrant and McCandless Land and Cattle Company.(3)
        #10.20 -   Net Search Program -- Premier Provider Agreement dated as of
                   March 28, 1996 between the Registrant and Netscape
                   Communications Corporation.(6)
         10.21 -   Net Search Program -- Premier Provider Agreement dated as of
                   March 27, 1996, and as amended March 27, 1996 and January
                   21, 1997, between The McKinley Group, Inc. and Netscape
                   Communications Corporation.(7)
         10.22 -   Series D Preferred Stock Purchase Agreement dated as of
                   March 8, 1996 by and among the Registrant and various
                   investors.(5)
         10.23 -   Warrant to purchase 650,000 shares of Common Stock dated
                   March 8, 1996 issued to AOL Ventures, Inc.(5)
         10.24 -   Office Lease, dated as of August 9, 1996, by and between the
                   Registrant and Martin/ Campus Associated, L.P.(6)
         10.25 -   Acquisition Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and Global
                   Network Navigator, Inc.(8)
        #10.26 -   Premier Provider Services Agreement between the Registrant and Netscape Communications Corporation dated as of March
                   21, 1997.(10)
         21.01 -   List of Subsidiaries.
         23.01 -   Consent of Ernst & Young LLP, Independent Auditors.
         23.02 -   Consent of Price Waterhouse LLP, Independent Accountants.
         24.01 -   Power of Attorney (see signature page.)
         27.01 -   Financial Data Schedule for December 31, 1997 (EDGAR version only.)
         27.02 -   Restated Financial Data Schedule for 1997 (EDGAR version
                   only)
         27.03 -   Restated Financial Data Schedule for 1996 (EDGAR version
                   only)
         27.04 -   Restated Financial Data Schedule for 1995 (EDGAR version
                   only)

---------------

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

        (2) Previously filed with the Commission on July 3, 1996, as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-07625).

        (3) Previously filed with the Commission on March 11, 1996, as an exhibit to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA).

        (4) Previously filed with the Commission on March 29, 1996, as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA).

        (5) Previously filed with the Commission on April 3, 1996, as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA).

        (6) Previously filed with the Commission on April 3, 1996, as an exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form SB-2 (File No. 333-2328-LA).

        (7) Previously filed with the Commission on February 28, 1997, as an exhibit to the Registrant's Quarterly Report on Form 10-QSB/A (File No. 0-28064).

        (8) Previously filed with the Commission on March 3, 1997, as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-22669).

        (9) Previously filed with the Commission on March 31, 1997, as an exhibit to the Registrant's Annual Report on Form 10-K (File No. 0-28064).

        (10) Previously filed with the Commission on April 2, 1997, as an exhibit to the Registrant's Current Report on Form 8-K (File No. 0-28064).

        (11) Previously filed with the Commission on July 25, 1997, as an exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-32123)

        (12) Previously filed with the Commission on December 4, 1997, as an exhibit to the Registrant's Current Report on Form 8-K (File No. 0-28064).

        (13) Previously filed with the Commission on December 5, 1997, as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-41523)

        (14) Previously filed with the Commission on February 17, 1998, as an exhibit to the Registrant's Current Report on Form 8-K (File No. 0-28064).

        (15) Previously filed with the Commission on February 19, 1998, as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-46591).