Form 10-Q
period 1998-03-31
EXCITE INC
filed 1998-05-15
CIK 1007297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                         Commission file number 0-28064

                                  EXCITE, INC.
             (Exact name of Registrant as specified in its charter)


                  CALIFORNIA                                    77-0378215
       (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                   Identification Number)


                   555 BROADWAY
              REDWOOD CITY, CALIFORNIA                            94063
      (Address of principal executive offices)                  (Zip Code)


                                 (650) 568-6000
              (Registrant's telephone number, including area code)


                                  ------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]       NO [ ]


As of April 30, 1998 there were 23,439,519 shares of the Registrant's Common Stock outstanding.

================================================================================

FORM 10-Q
EXCITE, INC.
INDEX

                                                                                 PAGE
PART I         FINANCIAL INFORMATION                                            NUMBER

ITEM 1:        Financial Statements:

               Condensed Consolidated Balance Sheets as of December 31, 1997
                  and March 31, 1998..........................................     3

               Condensed Consolidated Statements of Operations for the three
                  months ended March 31, 1997 and 1998........................     4

               Condensed Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1997 and 1998..................     5

               Notes to Condensed Consolidated Financial Statements...........     6

ITEM 2:        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................    13

ITEM 3:        Quantitative and Qualitative Disclosures About Market Risk.....    28

PART II        OTHER INFORMATION

ITEM 1:        Legal Proceedings..............................................    28

ITEM 2:        Changes in Securities and Use of Proceeds......................    28

ITEM 3:        Defaults Upon Senior Securities................................    28

ITEM 4:        Submission of Matters to a Vote of Security Holders............    28

ITEM 5:        Other Information..............................................    28

ITEM 6:        Exhibits and Reports on Form 8-K...............................    28

               Signatures.....................................................    29

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                  EXCITE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands; unaudited)

                                                              DECEMBER 31,      MARCH 31,
                                                                  1997            1998
                                                              ------------      ---------
ASSETS
Current assets:
   Cash and cash equivalents ............................      $  15,366       $   9,056
   Short-term investments ...............................         16,398          16,336
   Restricted investments ...............................            302             567
   Accounts receivable, net .............................         20,907          20,185
   Prepaid expenses and other current assets ............          2,149           4,443
                                                               ---------       ---------
      Total current assets ..............................         55,122          50,587
Property and equipment, net .............................         15,143          16,468
Investment in affiliated company ........................             --           1,540
Intangible assets, net ..................................          1,771           1,493
Other assets ............................................          4,657           2,824
                                                               ---------       ---------
                                                               $  76,693       $  72,912
                                                               =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank line of credit and other notes payable ..........      $   6,100       $   6,100
   Accounts payable .....................................          5,717           4,122
   Capital lease obligations, current portion ...........          3,178           5,265
   Non-lease financing, current portion .................          1,176           1,164
   Related party liabilities ............................          1,575           1,626
   Other accrued liabilities ............................         14,406          13,779
                                                               ---------       ---------
        Total current liabilities .......................         32,152          32,056

Capital lease obligations ...............................          3,076           3,715
Non-lease financing .....................................          1,613           1,326
Convertible note ........................................          5,000           5,000
Shareholders' equity
   Convertible preferred stock ..........................          9,518             813
   Common stock .........................................        122,913         134,283
   Deferred compensation ................................         (1,440)         (1,282)
   Unrealized gain on available-for-sale investments ....             15             114
   Accumulated deficit ..................................        (96,154)       (103,113)
                                                               ---------       ---------
        Total shareholders' equity ......................         34,852          30,815
                                                               ---------       ---------
                                                               $  76,693       $  72,912
                                                               =========       =========

            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -----------------------
                                                                     1997           1998
                                                                   --------       --------
Revenues ....................................................      $  7,515       $ 23,001

Cost of revenues:
  Hosting costs .............................................         1,852          2,788
  Royalties and other cost of revenues ......................           540          2,806
  Amortization of purchased technology ......................         2,399             --
                                                                   --------       --------
        Total cost of revenues ..............................         4,791          5,594
                                                                   --------       --------
Gross profit ................................................         2,724         17,407

Operating expenses:
  Research and development ..................................         3,066          5,900

  Sales and marketing .......................................         6,281         10,074

  Distribution license fees and data acquisition costs ......            30          3,986
  General and administrative ................................         1,289          2,756

  Merger and acquisition related costs, including
     amortization of goodwill and other purchased intangibles           953            977
                                                                   --------       --------
        Total operating expenses ............................        11,619         23,693
                                                                   --------       --------
Operating loss ..............................................        (8,895)        (6,286)

Interest income (expense) and other, net ....................           111           (194)

Equity share of losses of affiliated company ................            --           (479)
                                                                   --------       --------
Net loss ....................................................      $ (8,784)      $ (6,959)
                                                                   ========       ========
Basic and diluted net loss per share ........................      $  (0.74)      $  (0.34)
                                                                   ========       ========
Shares used in computing net loss per share .................        11,799         20,725
                                                                   ========       ========


            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      -----------------------
                                                                                        1997           1998
                                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ...................................................................      $ (8,784)      $ (6,959)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Amortization of deferred compensation ...................................            40            280
       Depreciation ............................................................         1,221          2,339
       Amortization of intangibles .............................................         3,352            277
       Loss on disposal of fixed assets ........................................            --            174
       Changes in assets and liabilities:
          Accounts receivable ..................................................        (1,778)           722
          Prepaid expenses and other current assets ............................          (234)        (2,294)
          Other assets .........................................................          (201)         1,833
          Accounts payable .....................................................        (1,570)        (1,595)
          Accrued compensation .................................................           308         (1,481)
          Related party liabilities ............................................            --             51
          Other accrued liabilities ............................................        (2,758)           854
                                                                                      --------       --------
             Net cash used in operating activities .............................       (10,404)        (5,799)
                                                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment ........................................        (1,605)          (143)
    Purchases of investments ...................................................        (3,121)        (8,898)
    Sales and maturities of investments ........................................        14,183          8,794
    Investment in affiliated company ...........................................            --         (1,540)
                                                                                      --------       --------
             Net cash provided by (used in) investing activities ...............         9,457         (1,787)
                                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capital lease and other financing obligations ..................          (842)        (1,267)
    Proceeds from bank lines of credit and other notes payable .................         6,000             --
    Payments on bank lines of credit and other notes payable ...................        (1,100)            --
    Proceeds from sale of common stock and exercise of common stock warrants and
        options ................................................................           727          2,543
                                                                                      --------       --------
             Net cash provided by financing activities .........................         4,785          1,276
                                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents ...........................         3,838         (6,310)
Cash and cash equivalents at beginning of period ...............................         3,971         15,366
                                                                                      --------       --------
Cash and cash equivalents at end of period .....................................      $  7,809       $  9,056
                                                                                      ========       ========
NON-CASH FINANCING ACTIVITIES
    Amendment of common stock warrant to preferred stock warrant ...............      $  1,625       $     --
    Property and equipment acquired under capital leases and other non-lease
        financing ..............................................................         1,084          3,694
    Conversion of preferred stock to common stock ..............................            --          8,705

SUPPLEMENTAL CASH FLOW DISCLOSURE
    Cash paid for interest .....................................................           174            434


            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

    Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, is a global Internet media company offering consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. The Excite Network consists of the Excite (www.excite.com) and WebCrawler (www.webcrawler.com) brands, which provide a gateway to the World Wide Web (the "Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers navigate the Web, the Excite Network contains a suite of specialized information services, organized under numerous topical channels which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and other community features and personalization capabilities. Localized versions of Excite are available in Australia, France, Germany, Japan, the Netherlands, Sweden and the United Kingdom. The Company conducts its business within two industry segments, including the selling of banner and sponsorship advertising on the Excite Network to customers in various industries, and, through the merger with MatchLogic, Inc. ("MatchLogic") (see Note 2), ad serving and targeting services.

  Basis of Presentation

    In November 1997, the Company acquired Netbot Inc. ("Netbot") in a merger transaction accounted for as a pooling of interests. The results of operations and financial position of Netbot, which was incorporated in May 1996, were not significant to the Company's consolidated financial statements in any period, and therefore, amounts prior to the date of acquisition were not combined with the Company's financial statements. In February 1998, the Company acquired MatchLogic in a merger transaction accounted for as a pooling of interests. MatchLogic was incorporated in May 1997. All financial information has been restated to reflect the combined operations of the Company and MatchLogic (see
Note 2).

    The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive income (loss) are not material.

    These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998 and the Company's audited supplemental consolidated financial statements reflecting the combined operations of the Company and MatchLogic, Inc., a company the Company acquired in February 1998 in a transaction accounted for as a pooling of interests, as included in the Company's Current Report On Form 8-K as filed with the Securities and Exchange Commission on May 15, 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1998.

                                  EXCITE, INC.

  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in 50% or less owned companies and joint ventures over which Excite has the ability to exercise significant influence are accounted for using the equity method.

  Foreign Currency

    Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense. Such gains and losses have been insignificant in all periods to date. To date the Company has entered into no foreign currency forward exchange contracts or other such derivative instruments.

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

  Revenue Recognition

    Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. The Company has recently entered into a number of longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with Excite services and provide for more varied sources of revenue to Excite over the term of the agreements, which average between 2 to 3 years. Under these agreements, Excite earns fees for initial programming, initiation of service and access to the Excite Network, and for generating impressions which in some instances are guaranteed. These revenues, as well as contract and other revenues, are generally recognized ratably over the term of the agreements, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, the Company defers recognition of the corresponding revenues. The terms of a number of these agreements provide that revenues from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized.

  Per Share Amounts

    The Company has excluded all convertible debt, convertible preferred stock, warrants and employee stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. In February 1998, all of the shares of Preferred Stock that were outstanding at December 31, 1997 converted into an equivalent number of shares of Common Stock as part of the merger with MatchLogic (see Note 2). The following table sets forth the computation of basic and diluted earnings per share:

                                  EXCITE, INC.

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------
                                                                                 1997           1998
                                                                               --------       --------
                                                                              (In thousands, except per
                                                                                share data; unaudited)
Net loss ................................................................      $ (8,784)      $ (6,959)
                                                                               ========       ========
   Weighted average shares outstanding ..................................        12,214         21,175
   Weighted average common shares issued subject to repurchase
    agreements...........................................................          (415)          (450)
                                                                               --------       --------
Shares used to compute basic and diluted net loss per share .............        11,799         20,725
                                                                               ========       ========
Basic and diluted net loss per share ....................................      $  (0.74)      $  (0.34)
                                                                               ========       ========

   Reclassifications

      Certain previously reported amounts have been reclassified to conform to the current presentation format.

2.    BUSINESS COMBINATIONS AND PURCHASED PRODUCT RIGHTS

      Excite completed the following acquisitions through March 31, 1998:

                                                                                  Shares of       Shares of Excite       Shares of
                                                                  Cash and      Excite Common   Series E Convertible    Options and
                                                                 Promissory     Stock Issued       Preferred Stock       Warrants
Company or Technology Acquired                  Date Acquired     Note Paid                            Issued             Assumed
-------------------------------------------- ------------------ -------------- --------------   --------------------    -----------
MatchLogic, Inc. ("MatchLogic")...........   February     1998                    3,061,120                                524,419
Netbot, Inc. ("Netbot")...................   November     1997                      854,000                                211,053
America Online, Inc.'s ("AOL") WebCrawler
   search and directory technology (the
   "WebCrawler Assets")...................   November     1996                                           1,950,000
The McKinley Group, Inc. ("McKinley").....   August       1996                      850,000                                 13,742
City.Net Express ("City.Net").............   November     1995  $450,000             70,000


      In connection with the acquisition of MatchLogic, a private company providing advertisers and agencies with Internet advertising management services which began operations in May 1997, the Company incurred approximately $700,000 in merger related expenses primarily for legal and other professional fees in the first quarter of 1998. The acquisition was accounted for as a pooling of interests.

      Separate results of the combined entities for the three months ended March 31, 1997 and for the approximate one month period ended February 2, 1998 (date of merger) are as follows:

                                                THREE MONTHS          PERIOD ENDED
                                                ENDED MARCH            FEBRUARY 2,
                                                  31, 1997               1998
                                                ------------          -----------
                                                   (In thousands, unaudited)
Revenues:
   Excite ..........................              $ 7,515               $ 5,598
   MatchLogic ......................                   --                   376
                                                  -------               -------
                                                  $ 7,515               $ 5,974
                                                  =======               =======
Net loss:
   Excite ..........................              $(8,784)              $(1,656)
   MatchLogic ......................                   --                (1,388)
                                                  -------               -------
                                                  $(8,784)              $(3,044)
                                                  =======               =======

      There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

                                  EXCITE, INC.

3.    OTHER ACCRUED LIABILITIES

      Other accrued liabilities consists of the following:

                                                         DECEMBER 31,        MARCH 31,
                                                             1997               1998
                                                        -------------      -------------
                                                           (In thousands, unaudited)
Deferred revenues.................................      $       4,588      $       4,349
Accrued compensation..............................              4,794              3,313
Accrued distribution license fees.................                 --              1,071
Other accrued liabilities.........................              5,024              5,046
                                                        -------------      -------------
                                                        $      14,406      $      13,779
                                                        =============      =============


4.    BORROWINGS UNDER BANK LINE OF CREDIT AND OTHER NOTES PAYABLE

      Borrowings under bank line of credit and other notes payable, all of which are current liabilities, are as follows:

                                                            DECEMBER 31,        MARCH 31,
                                                                1997               1998
                                                           -------------      -------------
                                                               (In thousands; unaudited)
 Borrowings under bank line of credit..................    $       6,000      $       6,000
 Other notes payable...................................              100                100
                                                           -------------      -------------
                                                           $       6,100      $       6,100
                                                           =============      =============

   Borrowings Under Bank Line of Credit

      In March 1997, the Company entered into a $6.0 million line of credit, which replaced the $1.1 million line of credit outstanding at December 31, 1996. This line of credit, which expires in June 1998, bears interest at rates ranging from the bank's prime rate to prime plus .25%, and is secured by substantially all of the Company's assets. This line of credit agreement also contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock. The Company was in compliance with these covenants at March 31, 1998. At March 31, 1998, an investment in common stock with a carrying amount of approximately $404,000 was held by the bank as collateral for borrowings under this line of credit and is not available to the Company. The Company is currently negotiating to extend the term of this line of credit.

      The Company has an additional line of credit with a bank allowing for borrowings of up to $3.0 million. As of March 31, 1998 the Company had no borrowings outstanding against this line. This line is secured by certain assets of the Company, bears interest at the bank's prime rate plus 1%, and expires on December 1, 1998.

5.    CONVERTIBLE NOTE

      In 1997, the Company entered into a convertible promissory note with Itochu Corporation ("Itochu") (see also Note 9) in the principal amount of $5.0 million. The note bears interest at the London Interbank Offered Rate plus 1%, is payable in United States dollars, and matures on October 17, 2002, although earlier payment is permitted. The entire unpaid principle amount at the maturity date (or earlier in the event the Company elects to prepay the note) is convertible, in whole but not in part, at the option of the holder, into fully paid

                                  EXCITE, INC.

shares of Excite Common Stock at a conversion price equal to the average closing price of the Shares for the 30 trading day period ending on the date of conversion.

6.    CONVERTIBLE PREFERRED STOCK

      The Company had 2,291,457 shares of Convertible Preferred Stock outstanding at December 31, 1997 related to equity transactions of MatchLogic (see Note 2) prior to its merger with Excite. These shares were converted into an equivalent number of shares of Excite Common Stock upon the closing of the merger in February 1998.

7.     EMPLOYEE BENEFIT PLANS

      In March 1998, the Board of Directors approved an amendment to the Company's 1996 Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 3,300,000. Also in March 1998, the Board of Directors approved an amendment to the Company's 1996 Employee Stock Purchase Plan to increase the number of shares authorized for issuance thereunder by 300,000. Both of these amendments are subject to shareholder approval.

8.    SEGMENT INFORMATION

      The Company operates in the Internet navigation industry and the Internet ad serving and targeting business segments. Prior to the merger with MatchLogic, which began operations in May 1997, the Company operated only in the Internet navigation industry. The Company's management has determined the operating segments based upon how the business is managed and operated. MatchLogic, which provides Internet ad serving and targeting services, operates as an independent subsidiary of Excite with its own sales force, research and development and operations departments.

   Information by Operating Segment:

                                                               THREE MONTHS ENDED MARCH 31, 1998
                                                            ---------------------------------------
                                                             INTERNET      AD SERVING
                                                            NAVIGATION     & TARGETING       TOTAL
                                                            ----------     -----------     --------
                                                                  (In thousands; unaudited)
Operating information:
   Revenues from external customers ...................      $ 21,089       $  1,912       $ 23,001
   Revenues from internal segments customers ..........            --             --             --
   Distribution license fees and data acquisition costs         3,376            610          3,986
   Segment operating income (loss) ....................        (1,917)        (4,369)        (6,286)

Balance sheet information:
   Total assets .......................................      $ 67,325       $  5,587       $ 72,912

9.  RELATED PARTY TRANSACTIONS

  Investment in Affiliated Company

    In October 1997, the Company and Itochu Corporation and certain affiliated entities (collectively "Itochu") entered into a joint venture agreement with respect to the Company's wholly-owned subsidiary, Excite Japan, Co. Ltd. ("Excite Japan") in order to provide Web based information services to the Japanese market. The Company intends to retain a 50% equity interest in Excite Japan. Advertising sales responsibilities will be assumed by CTC Create Corporation, a wholly-owned subsidiary of Itochu Corporation. The joint venture agreement with respect to Excite Japan obligates Excite and Itochu to make capital contributions in the aggregate amount of $10.0 million by March 31, 1999. Itochu loaned Excite $5.0 million (see Note 5) in 1997 in order to fund Excite's capital contributions. As of March 31, 1998 Excite had invested approximately $2.5 million in the joint venture, and had recognized 50% of the losses through March

                                  EXCITE, INC.

31, 1997 totaling approximately $956,000. Condensed financial information of Excite Japan has not been presented as its operating results and financial position are not material to Excite.

  Other Related Party Transactions

    In June 1997, the Company sold 2,900,000 shares of the Company's Common Stock to Intuit at a price of $13.50 per share. Proceeds from this offering were approximately $38.4 million net of offering costs. Also in June 1997, the Company entered into a Joint Activities Agreement with Intuit. Under this agreement, Intuit became the exclusive provider and aggregator of financial content on all of Excite's services, and Excite became the exclusive search and navigation service featured in the U.S. versions of Intuit's Quicken, Quickbooks and TurboTax products. Under this agreement, the two companies share certain revenues and expenses at varying amounts throughout the seven year term of this agreement. For the three months ended March 31, 1998, the Company recorded approximately $1.6 million in payments due to Intuit under this agreement, which was unpaid as of March 31, 1998.

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

10. EVENTS SUBSEQUENT TO QUARTER END

    Acquisition of Classifieds2000, Inc.

    In April 1998, the Company acquired Classifieds2000, Inc., a provider of Web-based classified ads, in a transaction accounted for as a pooling of interests. In connection with this acquisition, the Company issued approximately 865,000 shares of Common Stock, assumed options and warrants to purchase approximately 25,000 shares of Common Stock, and incurred approximately $683,000 in merger-related expenses primarily for legal and other professional fees. Because the results of operations and financial position of Classifieds2000 were not material to Excite's consolidated financial statements prior to March 31, 1998, financial information prior to the date of acquisition will not be restated.

    Acquisition of Assets

    In April 1998, the Company acquired certain assets, including in-process technology of approximately $16.2 million that will be expensed in the second quarter of 1998, for a total purchase price of approximately $16.5 million in a transaction accounted for as an asset purchase. In connection with this acquisition, the Company issued approximately 165,000 shares of Common Stock, assumed options and warrants to purchase approximately 159,000 shares of Common Stock, assumed net liabilities of approximately $540,000 and incurred approximately $175,000 in merger-related expenses primarily for legal and other professional fees.

                                  EXCITE, INC.

    Agreement with Netscape

     In April 1998, the Company and Netscape entered into a two-year agreement (the "Netcenter Agreement") with respect to Netscape's recently announced "Netcenter" online service. Under the Netcenter Agreement, the Company will provide programming and content for the co-branded channels to be offered on Netscape's Netcenter online service and will develop a Web search and directory service for Netscape (collectively the "Co-Branded Services"). In addition, the Company's Classifieds2000 service will be featured as the provider of classified advertising (excluding career and job posting classified ads) for the Netcenter service. The Company will also be featured as a "premier provider" on the "Net Search" page of Netscape's Web site and will also be similarly featured on the Netcenter "Netcenter Widget" tool. The Company will be responsible for advertising sales for, and will pay to Netscape a percentage of advertising revenues generated from, the Co-Branded Services, and will also be required to make payments based upon the amount of traffic generated from the Net Search page and the Netcenter Widget tool. The Company has paid $50.0 million and will pay an additional $20.0 million by June 30, 1998 as a prepayment of its obligations under the Netcenter Agreement. In addition, the Company has issued a warrant to Netscape to purchase 423,079 shares of the Company's Common Stock at an exercise price of approximately $59.09 per share and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of up to $25.0 million. The aggregate exercise price of the second warrant will be reduced to $10.0 million if certain terms and conditions relating to a contract between Netscape and the Company's MatchLogic subsidiary are not met by May 22, 1998. The fair value of the first warrant and the aggregate $10.0 million exercise price of the second warrant that is not subject to contingencies initially has been estimated to be $16.1 million.

     A portion of the prepayment and the value assigned to the warrants issued totaling $56.8 million is anticipated to be expensed in the second quarter of 1998. The amount to be expensed represents the amount by which the sum of the prepayment guarantees ($70.0 million) and the independent valuation of the warrants issued ($16.1 million) exceeds the anticipated future net revenues from the Netcenter Agreement over its two year term. Future net revenues were calculated using estimated gross revenues less the probable future costs of all goods and services necessary to earn the revenues. The remaining capitalized amount ($29.3 million) will be amortized ratably over the remainder of the term of the Netcenter Agreement. The Company may record additional charges related to the warrants in the second quarter of 1998 and future periods due to the resolution of contingencies regarding the remaining $15.0 million aggregate exercise price of the second warrant and under certain other conditions.

    Loan from Intuit

    In April 1998, the Company borrowed $50.0 million from Intuit. The loan bears interest at 5.9% per annum and is due no later than October 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, the failure of the number of companies advertising on the Excite and WebCrawler brands (the "Excite Network") to continue to increase; the failure of the Company to achieve increases in advertising revenues; the failure of the Company to maintain premier positions on certain high traffic World Wide Web ("Web") access points or to maintain or enter into additional distribution relationships with Internet Service Providers ("ISPs") or Online Service Providers ("OSPs"); the inability of the Company to derive substantial revenues in excess of the $29.3 million capitalized prepayment made to Netscape for its new relationship with Netscape; the inability of the Company to meet minimum guaranteed impressions under sponsorship agreements; the inability of the Company to maintain and increase levels of traffic on the Excite Network; the development of equal or superior services or products by competitors; the intensely competitive environment for Web advertising sales; the failure of the market to adopt the Web as an advertising medium; reductions in market prices for Web-based advertising as a result of competition or otherwise; the inability of the Company to achieve higher rates for targeted advertising as well as the inability of the Company to increase the percentage of its advertising inventory sold; anticipated costs associated with marketing aimed at increasing consumer awareness of the Company's brands; the failure of the usage of the Web for commerce or the number of users engaging in Web commerce through the Company's services to increase; the inability of the Company to effectively integrate the technology and operations of Netbot, Inc. ("Netbot"), MatchLogic, Inc. ("MatchLogic") and Classifieds2000, Inc. ("Classifieds2000") or any other subsequently acquired businesses or technologies with its operations; increased operating expenses and negative cash flows resulting from recent acquisitions, particularly increased costs the Company expects to incur by maintaining MatchLogic as an independent entity; the inability of the Company to maintain and enhance revenue growth from sponsorship advertising due to limited availability of exclusive sponsorships on the Excite Network or otherwise; the inability of the Company to expand its international operations, particularly in light of the fact that the Company has limited operating experience in the international market; the inability of the Company to identify, attract, retain and motivate qualified personnel; general economic conditions; and those risk factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The following discussion also should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998 and the Company's audited supplemental consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 1998.

OVERVIEW

    The Company operates the Excite Network (which includes the Excite and WebCrawler brands) and provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Excite, Inc., formerly Architext Software, Inc., was formed in June 1994 and, from its inception to September 1995, its operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, providing custom product development and consulting services. The Company first launched its Excite search and directory service in October 1995. In April 1997, the Company launched a channels-based format for its service and content on the Excite brand to provide consumers with an interface that reflects the way they navigate through other forms of media and enables advertisers to more effectively reach target consumers. The Excite brand currently includes 12 channels of topical interest such as Entertainment, Sports and Business & Investing. In September 1997, the Company launched a similar channels-based format for its WebCrawler brand that currently includes 16 channels.

    Historically, advertising revenues have been derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement banner by a consumer) for a fixed fee. Such banner advertising revenue is dependent upon both the number of impressions and the rate per thousand impressions ("CPMs") charged. The Company generally charges higher rates for advertisements focused on targeted groups, either by key-word associations or affiliations with specific content, than for general rotation advertisements on the Excite Network.

    In 1997, the Company began entering into longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with the Excite Network and provide for more varied sources of revenue to Excite over the term of the agreements, which average from two to three years. Under these agreements, Excite earns fees for initial programming, initiation of service and access to the Excite Network, and for generating impressions that in some instances are guaranteed by the Company. A number of these agreements also provide that revenues or gross margins from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized. Revenues or margin sharing recognized from such electronic commerce transactions were insignificant through the first quarter of 1998, and are expected to be insignificant for the remainder of 1998. Sponsorship customers accounted for approximately 24% and 31% of advertising revenues for 1997 and the three months ended March 31, 1998, respectively. Revenues are generally recognized ratably over the term of the agreement, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, the Company defers recognition of the corresponding revenues. See "Risk Factors that May Affect Future Results -- Risks Related to Sponsorships" and " -- Risks Associated with Banner Advertising."

     In April 1998, the Company and Netscape entered into the Netcenter Agreement, under which the Company will, among other things, provide, host and sell advertising for the Co-Branded Services for Netscape's recently announced Netcenter Service. In connection with the Netscape Agreement, the Company has paid to Netscape $50.0 million, and is obligated to pay by June 30, 1998 an additional $20.0 million (together, the "Cash Payment"). Also in connection with the Netcenter Agreement, the Company has issued to Netscape a warrant to purchase 423,079 shares of the Company's Common Stock at an exercise price of approximately $59.09 per share and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of up to $25.0 million (together, the "Warrants"). The aggregate exercise price of the second warrant will be reduced to $10.0 million if certain terms and conditions relating to a contract between Netscape and the Company's MatchLogic subsidiary are not met by May 22, 1998. The fair value of the first warrant and the aggregate $10.0 million exercise price of the second warrant that is not subject to contingencies initially has been estimated to be $16.1 million. A portion of the Cash Payment and the value assigned to the Warrants totaling $56.8 million is anticipated to be expensed to distribution license fees and data acquisition costs during the second quarter of 1998. The remaining $29.3 million of Cash Payment and warrant valuation will be amortized over the two-year term of the Netcenter Agreement. The Company may record additional charges related to the warrants in the second quarter of 1998 and future periods due to the resolution of contingencies regarding the remaining $15.0 million aggregate exercise price of the second warrant and under certain other conditions. (See Note 10).

     The Company will recognize all revenues generated from the Co-Branded Services. A portion of the revenues will be credited against the Company's revenue-sharing obligation to Netscape until the Company recoups a specified amount of the Cash Payment. Thereafter, the Company must pay Netscape a portion of additional revenues generated from the Co-Branded Services. There can be no assurance that the Co-Branded Services will generate future revenues. See "Risk Factors that May Affect Future Results--Risks Related to Netcenter Agreement."

     The Company has acquired a number of businesses, technologies, services, product lines and content. In April 1998, the Company issued approximately 165,000 shares of its Common Stock and assumed options and warrants to purchase up to an aggregate of approximately 159,000 shares of its Common Stock in exchange for certain assets including in-process technology of approximately $16.2 million which will be expensed in the second quarter of 1998. Also in April 1998, the Company acquired Classifieds2000, a provider of online classified ads. The Company issued approximately 865,000 shares of its Common Stock to former stockholders of Classifieds2000 and assumed options and warrants to purchase up to approximately 25,000 shares of its Common Stock. In February 1998, the Company acquired MatchLogic, a provider of solutions for the management and optimization of Internet advertising campaigns. The Company issued approximately 3.1 million shares of its Common Stock to former stockholders of MatchLogic and assumed options and warrants to purchase up to approximately 524,000 shares of its Common Stock. In November 1997, the Company acquired Netbot, a Seattle-based Internet software developer of advanced search technology. The Company issued approximately 854,000 shares of its Common Stock to former stockholders of Netbot and assumed options and warrants to purchase up to approximately 211,000 shares of its Common Stock. All of the above acquisitions were accounted for as pooling of interests transactions, except for the acquisition in April 1998.

     All financial information for dates and periods prior to the merger with MatchLogic has been restated to reflect the combined operations of the Company and MatchLogic. Financial information for dates and periods prior to the acquisition Netbot has not been restated to reflect the combined operations of the Company and Netbot, as Netbot's results of operations were not material to the Company's consolidated financial statements. Because the results of operations and financial position of Classifieds2000 were not material to Excite's consolidated financial statements prior to March 31, 1998, financial information prior to the date of acquisition will not be restated. See Note 10. See "Risk Factors that May Affect Future Results--Acquisition Strategy; Integration of Past and Future Acquisitions."

     The Company has incurred significant operating losses since inception, and as of March 31, 1998, the Company had an accumulated deficit of approximately $103.1 million. Although the Company experienced significant revenue growth during 1997 and the first quarter of 1998, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that historical operating results will be indicative of future operating results. As a result of an acquisition during April 1998, the Company expects to incur a charge of approximately $16.2 million for purchased in-process technology during the second quarter of 1998. As a result of this charge and charges relating to the Netcenter Agreement, the Company expects that it will incur a net loss for the second quarter of 1998 and for the entire year. In addition, as the Company has grown, its operating expenses have increased, and the Company expects that its operating expenses will continue to increase as a result of its acquisitions, the performance of its obligations under the Netcenter Agreement, its increased sales and marketing efforts, its increased funding for development activities and the increased general and administrative staff needed to support the Company's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that in the future the Company will be profitable on a quarterly or annual basis.

RESULTS OF OPERATIONS

REVENUES

     Revenues increased by $15.5 million from $7.5 million for the three months ended March 31, 1997 to $23.0 million for the comparable period in 1998. This increase is primarily the result of an increase in sales of targeted advertisements with higher rates, an increase in the number of advertisers purchasing advertising banners on the Company's Web sites and an increase in sponsorship advertising revenue. Also contributing to the increase in revenues was the acquisition of MatchLogic which began operations in May 1997. Revenues from international operations were not significant during the three months ended March 31, 1997 and 1998. The Company expects to continue to derive a substantial majority of its total revenues from selling advertisements. Because the market for advertising on the Web is intensely competitive, advertising rates could be subject to pricing pressures in the future. If the Company is forced to reduce its advertising rates or experiences lower CPMs (price per thousand impressions) as a result of such competition or otherwise, future revenues could be adversely affected. Beginning in the second quarter of 1997, the Company started to sell a combination of sponsorship and banner advertising contracts in addition to the banner advertising contracts historically sold by the Company. Such sponsorship advertising contracts have longer terms, involve more integration with Excite's services and may allow advertisers to be the exclusive sponsor of portions of the Excite and/or WebCrawler content. The Company does not expect revenues growth relating to sponsorship advertising revenues to continue at the current rate in future periods as availability of exclusive sponsorships may be limited.

COST OF REVENUES

     Cost of revenues consists primarily of hosting costs, royalties and other cost of revenues and, in 1997, amortization of purchased technology. Hosting costs relate to the maintenance and technical support of the Excite Network, and are comprised principally of personnel costs, telecommunications costs, equipment depreciation and overhead allocations. Royalties and other cost of revenues include expenses related to royalties, license agreements and revenue sharing agreements for content and other services such as email and chat room services. Total cost of revenues increased in absolute dollars by $803,000 from $4.8 million, or 64% of revenues, for the three months ended March 31, 1997, to $5.6 million, or 24% of revenues, for the comparable period in 1998. Hosting costs increased in absolute dollars by $936,000 from $1.9 million, or 25% of revenues, for the three months ended March 31, 1997, to $2.8 million, or 12% of revenues, for the comparable period in 1998. The increase in hosting costs in absolute dollars is due primarily to increased personnel expenses and equipment costs relating to maintaining and supporting the Company's Web sites and services. Royalties and other cost of revenues increased in absolute dollars by $2.3 million from %540,000, or 7% of revenues, for the three months ended March 31, 1997, to $2.8 million, or 12% of revenues, for the comparable period in 1998. The increase in royalties and other cost of revenues was primarily due to increased royalties and margin sharing payments from revenue sharing agreements entered into in 1997.

    In the first quarter of 1997, the Company recognized amortization of purchased technology of $2.4 million related to the WebCrawler acquisition. There were no corresponding costs in the first quarter of 1998 as the cost of the technology was fully amortized at December 31, 1997. Excluding amortization of purchased technology, total cost of revenues increased $3.2 million from $2.4 million, or 32% of revenues, for the three months ended March 31, 1997, to $5.6 million, or 24% of revenues, for the comparable period in 1998. Excluding amortization, cost of revenues in future periods is expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services and content. The Company also expects to experience increased hosting costs in connection with performing its obligations under the Netcenter Agreement and to experience increased royalties and other cost of revenues as a result of the revenue sharing provisions of the Netcenter Agreement.

GROSS PROFIT

      Gross profit as a percentage of revenues was 36% for the three month period ended March 31, 1997 compared to 76% for the comparable period in 1998. The increase in gross profit as a percentage of revenues was due primarily to the elimination of amortization of purchased technology discussed above. Excluding amortization of purchased technology, gross profit as a percentage of revenues was 68% for the three months ended March 31, 1997. In addition, revenues grew at a faster rate than hosting costs and royalties and other cost of revenues. In the future, gross margins may be affected by the types of advertisements sold and revenue-sharing provisions of distribution and content agreements. These items have negatively affected gross profit in the past and may continue to negatively affect it in the future. Furthermore, pursuant to the provisions of certain agreements with operators of Web access points and with content providers, the Company shares advertising revenues based upon the number of consumers directed to its network. A low level of targeted advertising as a percentage of total advertising sold, a decrease in targeted or mass Web advertising rates or an increase in the Company's advertising revenue sharing obligations could adversely affect gross margins in the future.

OPERATING EXPENSES

      The Company's operating expenses have generally increased in absolute dollar amounts since inception. This trend reflects the Company's rapid transition from the product development stage to marketing and offering its services. The Company believes that continued expansion of its operations is essential to achieving and maintaining market leadership. As a consequence, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future. The Company also expects operating expenses to increase ratably as a result of its recent acquisitions.

    Research and Development. Research and development expenses consist principally of engineering and editorial personnel costs, equipment depreciation, consulting fees, supplies and allocation of overhead. Costs related to research, design and development of products have been charged to research and development expense as incurred. Research and development expenses increased in absolute dollars by $2.8 million from $3.1 million, or 41% of revenues, for the three months ended March 31, 1997, to $5.9 million, or 26% of revenues, for the comparable period in 1998. The increase in absolute dollars was primarily attributable to increased expenses as a result of the Netbot and MatchLogic acquisitions as well as an increase in engineering and editorial headcount to support the Company's channels format and personalization capabilities for the Excite Network. The Company believes that a significant level of product development expense is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to product development and that these costs will increase in absolute dollars in future periods. The Company expects to experience increased research and development expenses in order to provide programming and content for the Co-Branded Services of Netcenter.

    Sales and Marketing. Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, promotional and advertising expenses and allocation of overhead. Sales and marketing expenses increased in absolute dollars by $3.8 million from $6.3 million, or 83% of revenues, for the three months ended March 31, 1997 to $10.1 million, or 44% of revenues, for the comparable period in 1998. The increase in absolute dollars was due primarily to the hiring of additional sales and marketing personnel and increased expenses resulting from the acquisition of MatchLogic. Promotional expenses remained relatively constant in the three months ended March 31, 1998 as compared to the same period of the prior year as the prior year period included costs associated with a national media campaign that started in the fourth quarter of 1996. The Company expects to continue to incur significant promotional and advertising expenses and anticipates that these costs will increase in absolute dollars in future periods as the Company promotes its brands in order to create and maintain brand loyalty among customers. The Company also expects to experience increased sales and marketing expenses as it will be responsible for all advertising sales on the Co-Branded Services.

    Distribution License Fees and Data Acquisition Costs. Distribution license fees and data acquisition costs consist principally of fees paid to third-party Internet companies such as Netscape to provide entry points to the excite Network and starting in 1997, costs to update and maintain the ad targeting and tracking database which is continually being updated by the Company's MatchLogic subsidiary. Distribution license fees and data acquisition costs were $30,000 in the first quarter of 1997 and $4.0 million in the first quarter of 1998. The first quarter of 1998 reflects distribution license fees related to agreements entered into with Netscape in March 1997 as well as data acquisition costs incurred by MatchLogic.

     The $29.3 million portion of the Cash Payment and warrant valuation under the Netcenter Agreement not written off in the second quarter of 1998 will be amortized over the two-year term of the Netcenter Agreement. In the future, high traffic Web sites, Internet service providers, providers of Web browsers or other distribution channels could require cash payments or other types of consideration as compensation for listing or promoting the Excite Network, which could result in increased distribution license fees. See "Risk Factors that May Affect Future Results--Risks Related to Netcenter Agreement" and "--Dependence on Third-Party Relationships."

    General and Administrative. General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, fees for professional services and allocation of overhead. General and administrative expenses increased by $1.5 million from $1.3 million, or 17% of revenues for the three months ended March 31, 1997, to $2.8 million, or 12% of revenues for the comparable period in 1998. The increase in general and administrative expenses from the same quarter of the prior fiscal year was primarily due to increased personnel to support expansion of the Company's operations. In particular, growth in the Company's and MatchLogic's finance and administrative departments contributed to this increase. The Company anticipates that its general and administrative expenses will continue to increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure and assimilates acquisitions of acquired technologies and businesses. In addition, the Company plans to continue to run MatchLogic as an independent subsidiary with its own administrative function.

    Other Merger and Acquisition Related Costs, including Amortization of Goodwill and Other Intangible Assets. The Company has in the past, and may in the future, acquire businesses, technologies, services, product lines, content databases or access to content databases that are complimentary to the Company's business. During the three months ended March 31, 1998, the Company incurred merger and acquisition related costs of $700,000 related to the acquisition of MatchLogic. The remainder of the merger and acquisition related costs for the first quarter of 1998 and all of the costs for the first quarter of 1997 related to the amortization of goodwill and other purchased intangibles resulting primarily from the WebCrawler acquisition in December 1996.

    The Company anticipates that it will incur approximately $683,000 in merger and acquisition related costs for the acquisition of Classifieds2000 in the second quarter of 1998. In addition, the Company expects to incur expenses for purchased in-process technology of approximately $16.2 million related to the asset purchase in April 1998.

    Interest Income (Expense) and Other. Interest income for the three months ended March 31, 1997 and 1998 was $230,000 and $397,000, respectively. The increase in interest income was primarily a result of higher cash, cash equivalent and short-term investment balances in the first quarter of 1998. Interest expense and other for the three months ended March 31, 1997 and 1998 was $119,000 and $591,000, respectively. This increase was due primarily to expenses associated with additional capital lease obligations, non-lease financing obligations and the convertible note issued to Itochu Corporation in connection with the joint venture with respect to Excite Japan discussed below.

    Equity Share of Losses of Affiliated Company. In October 1997, the Company and Itochu Corporation and certain affiliated entities (collectively "Itochu") entered into a joint venture agreement with respect to the Company's wholly-owned subsidiary, Excite Japan, in order to provide Web-based information services to the Japanese market. The Company currently holds, and intends to retain, a 50% equity interest in Excite Japan. For the three months ended March 31, 1998, Excite's share of the losses of Excite Japan was $479,000. The Company expects that it will record increased losses from Excite Japan for at least the remainder of 1998.

YEAR 2000 IMPLICATIONS

    Many existing computer programs use only two digits to identify a year in the date field. These programs, which were developed without considering the impact of the upcoming change in the century, could fail or create erroneous results by or at the year 2000. The Company has reviewed its internal systems and programs, and believes that its results of operations will not be materially adversely affected by year 2000 issues with respect thereto. However, the Company cannot be certain that its customers, vendors or financial services providers will not have year 2000 issues. Should such issues arise with any of these parties, it could have a material adverse effect on the Company's business, operating results and financial condition.


LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998 the Company had $25.4 million in unrestricted cash, cash equivalents and short-term investments, a decrease of $6.4 million from December 31, 1997. During the first quarter of 1998, the Company completed its merger with MatchLogic. This merger resulted in significant increases in headcount and overhead, as well as the assumption and payment of additional liabilities. The Company maintains its cash and cash equivalents in short-term and medium-term investment-grade interest-bearing securities until required for other purposes.

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

    The Company's operating activities for the three-month periods ended March 1997 and 1998 used cash of approximately $10.4 million and $5.8 million, respectively. The decreased use of cash in the three months ended March 31, 1998 as compared to the same period of the prior year was primarily attributable to higher revenues and resulting higher collections of accounts receivable and lower payments for other accruals, offset in part by higher payments of accrued compensation.

    Investing activities for the three months ended March 31, 1997 and 1998 provided cash of $9.5 million and used cash of $1.8 million, respectively. In the three months ended March 31, 1997, cash was provided by the sale and maturity of short-term investments, offset in part by purchases of property and equipment. In the three months ended March 31, 1998, cash was used primarily for investments in an affiliated company.

    Financing activities for the three months ended March 31, 1997 and 1998 generated cash of $4.8 million and $1.3 million, respectively. Financing activities for the first three months of 1997 primarily consisted of a bank line of credit borrowing of $6.0 million. Financing activities for the first three months of 1998 primarily consisted of proceeds from the exercise of common stock options, offset in part by payments on capital lease and other financing obligations.

    In March 1997, the Company entered into a line of credit for $6.0 million which will mature in June 1998. This line of credit bears interest at rates ranging from the bank's prime rate to the bank's prime rate plus .25% and is collateralized by a security interest in substantially all of the Company's assets. This line of credit agreement contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock without the prior written consent of the bank. As of March 31, 1998, the Company had outstanding borrowings against this line of credit of $6.0 million, and was in compliance with all financial covenants. The Company is currently in negotiations to renew this line of credit.

    In April 1998, the Company paid $50.0 million to Netscape as part of its cash prepayment obligations under the Netcenter Agreement, and the Company is obligated to pay Netscape an additional $20.0 million by June 30, 1998. The Company borrowed $50.0 million from Intuit in April 1998 to fund the $50.0 million payment to Netscape. The loan bears interest at 5.9% per annum and is due no later than October 30, 1998.

    To date, the Company has had limited international operations and its exposure to foreign currency exchange rate fluctuations has been minimal. The Company evaluates its foreign currency exchange rate exposure on an ongoing basis.

    Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. The Company expects that its capital expenditures will increase as its employee base grows. As of March 31, 1998, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures during the remainder of 1998, a portion of which may be financed through equipment leases and bank borrowings. At March 31, 1998 the Company had $6.5 million available on equipment lease lines, and the Company believes that additional lease financing will be available to it if necessary.

    The Company has completed a number of mergers and acquisitions in the past, and expects to make other acquisitions and investments in joint ventures in the future. While the Company believes that such transactions have been and will continue to be in the best interests of the Company and its shareholders, these transactions involve risks and may require additional cash investments by the Company.

    The Company has incurred losses to date of approximately $103.1 million and has available working capital at March 31, 1998 of $18.5 million. The Company believes the existing working capital balance together with cash flows generated from advertising revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the remainder of 1998. Thereafter, the Company may need to raise additional funds. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. Such inability could have a material adverse effect on the Company's business, results of operations and financial condition.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual revenues and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.

    Limited Operating History; No Assurance of Profitability; Certain Forward Looking-Statements. The Company was founded in June 1994 and generated only limited revenues prior to 1996. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its current business can be based. In addition, the Company's business model is evolving and relies substantially upon the sale of advertising on the Web. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Web and Web-based advertising. Specifically, such risks include, without limitation, the inability of the Company to maintain premier positions on high traffic Web access points or to maintain or enter into additional distribution relationships with Internet Service Providers ("ISPs") or Online Service Providers ("OSPs"); the inability of the Company to maintain and increase levels of traffic on the Excite Network; the inability of the Company to derive sufficient revenues from Netscape's Netcenter service in order to recoup the $70.0 million cash prepayment made to, and the value of the warrants issued to, Netscape, and the additional costs the Company expects to incur in order to perform its obligations under the Netcenter Agreement; the inability of the Company to effectively integrate the technology and operations of acquired businesses or technologies with its operations, including, without limitation, those of Classifieds2000, Inc. ("Classifieds2000"); increased operating expenses as a result of the Company's recent acquisitions, particularly increased costs the Company expects to incur by maintaining MatchLogic as an independent entity; the inability of the Company to expand its international operations, particularly in light of the Company's limited operating experience in the international market; the failure by the Company to continue to develop and extend the Excite and WebCrawler brands; the inability of the Company to successfully integrate sponsored services or to meet minimum guaranteed impressions under sponsorship agreements; the inability of the Company to develop or acquire content for its services; the failure of consumers to accept the Company's personalized Web services, such as My Excite Channel, email services or chatroom services; the inability of the Company to generate commerce-related revenues; the failure of the Company to anticipate and adapt to a developing market; the introduction and development of equal or superior services or products by competitors, particularly in light of the fact that Microsoft and Netscape, operators of two of the most heavily-trafficked Web sites, have announced that they will be offering competitive services; the failure of the market to adopt the Web as an advertising and commercial medium; reductions in market prices for Web-based advertising as a result of competition or otherwise; the inability of the Company to achieve higher cost per thousand impressions ("CPM") rates for targeted advertising or to increase the percentage of its advertising inventory sold; the inability of the Company to identify, attract, retain and motivate qualified personnel; and general economic conditions. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

   The Company has incurred significant operating losses since inception, and as of March 31, 1998, the Company had an accumulated deficit of approximately $103.1 million. Although the Company experienced significant revenue growth during 1997 and the first quarter of 1998, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that historical operating results will be indicative of future operating results. During the second quarter of 1998, the Company expects to incur charges of approximately $16.2 million for purchased in-process technology as a result of an acquisition by the Company during April 1998 and charges of $56.8 million related to the Netcenter Agreement which the Company entered into with Netscape in April 1998. The Company may record additional charges, which may be significant, related to the Netcenter Agreement in the second quarter of 1998 and future periods under certain conditions. As a result, the Company expects that its results of operations for the second quarter of 1998 will be, and in future periods may be, materially affected and that the Company will incur a net loss for the 1998 year. In addition, as the Company has grown, its operating expenses have increased, and the Company expects that its operating expenses will continue to increase as a result of its acquisitions and in performing its obligations under the Netcenter Agreement, its increased sales and marketing efforts, its increased funding for development activities and the increased general and administrative staff needed to support the Company's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that in the future the Company will be profitable on a quarterly or annual basis.

    Certain executive officers of the Company have made certain forward-looking statements regarding the Company's future prospects, which statements have been published in a variety of news articles. These statements include statements regarding the Company's prospects for increased revenues and profitability in the future, the amount of revenues that may be generated by MatchLogic and Classifieds2000, which the Company acquired in February 1998 and April 1998, respectively, the rate at which the Company's revenues will increase and the ability of the Company to increase its advertising rates. The occurrence or achievement of any of the events described in these statements is subject to numerous risks and uncertainties. In particular, risks and uncertainties relating to forward-looking statements as to the Company's revenues, profitability and advertising rates include, without limitation: the need for continued increases in the number of companies advertising on the Excite Network as well as on the Web generally; the Netcenter Agreement, particularly in light of the substantial prepayment made to Netscape and the significant additional costs that the Company expects to incur in order to perform its obligations under the Netcenter Agreement; the Company's ability to increase sales of targeted advertisements and advertisers' willingness to pay higher CPM rates for advertisements on the Excite Network; the ability of the Company to realize substantial revenues from the increasingly competitive environment for Web advertising sales; the need for increases in the amount of traffic on the Excite Network; the increased amount of expenses and negative cash flows resulting from the Company's acquisitions of Classifieds2000, MatchLogic, and Netbot, Inc. ("Netbot"); the Company's dependence on third parties to attract traffic to the Excite Network, including payments to be made for distribution fees; the ability of the Company to develop and achieve consumer and advertiser acceptance for the Excite Network in the international market; general economic conditions; and the risks relating to the acquisition of MatchLogic described below. See "--Acquisition Strategy; Integration of Past and Future Acquisitions," and "--Dependence on Continued Growth in Use of the Web."

    Risks and uncertainties relating to forward-looking statements regarding MatchLogic's contribution to revenues and other operating results of Excite in 1998 include without limitation: risks involved in assimilating MatchLogic while maintaining MatchLogic as a separate operating unit; risks that MatchLogic personnel, who are not subject to noncompetition agreements, will leave MatchLogic; risks inherent in MatchLogic's business, including privacy concerns arising out of MatchLogic's database marketing activities, which account for a majority of MatchLogic's revenues; risks in the extremely limited operating history of MatchLogic on which to base any revenue projections; the likely fluctuations in operating results of MatchLogic due to factors beyond MatchLogic's or Excite's control; reliance by MatchLogic on a very limited number of customers for a substantial percentage of its projected revenues; the acceptance by MatchLogic's advertising customers of MatchLogic being owned by Excite (one of the Web sites from which MatchLogic purchases advertising); and the willingness by other Web sites from which MatchLogic purchases advertising (particularly those which are direct competitors of Excite) to accept future advertising placements from MatchLogic as a result of the acquisition by Excite.

    Potential Fluctuations in Quarterly Results; Unpredictability of Future Revenues. As a result of the Company's limited operating history, the evolving nature of its business and its acquisitions, the Company has limited meaningful historical financial data upon which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future advertising revenues and to a large extent are fixed. The Company expects in the future to derive revenues from a mix of advertising sales (including banner advertisements and sponsorships), commerce transactions and direct and database marketing activities. To date, the Company has not received any material amounts of revenues from commerce transactions, and the Company only recently acquired MatchLogic, which the Company expects to be its primary source of revenues from database and direct marketing revenues. There can be no assurance that the Company will be successful in deriving substantial revenues from these areas. There can also be no assurance that the Company will be able to accurately predict the levels of future advertising revenues, particularly in light of the intense competition for the sale of Web-based advertisements, the Company's limited operating history and the uncertainty as to the viability of the Web as an advertising medium. The failure by the Company to accurately make such predictions would have a materially adverse effect on the Company's business, results of operations and financial condition. In addition, the Company derives a significant portion of its revenues from the sale of advertising under short-term advertising contracts. The cancellation or deferral of existing advertising contracts or the failure to obtain new advertising contracts in any quarter could materially and adversely affect the Company's business, results of operations and financial condition for that quarter. Furthermore, the Company derives banner advertising revenues and believes it attracts sponsors and advertisers based on the amount of traffic, or page views, on the Excite Network. Accordingly, any significant shortfall of traffic on the Excite Network in relation to the Company's expectations or the expectations of existing or potential advertisers, would have an immediate material adverse effect on the Company's business, results of operations and financial condition. See "--Risks Associated with Banner Advertising."

    The Company's operating results have varied on a quarterly basis during its limited operating history and the Company expects to experience significant fluctuations in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside the Company's control, including but not limited to: specific economic conditions relating to the Internet and the Web; usage of the Web; demand for advertising on the Excite Network as well as demand for Web-based advertising in general; changes in advertising rates as a result of competition or otherwise; seasonal trends in advertising sales; the advertising budgeting cycles of advertisers; incurrence of charges in connection with the Netcenter Agreement and the Company's distribution relationships with Netscape and other ISPs and OSPs or other third parties; demand for the Company's services; incurrence of costs relating to acquisitions of businesses or technologies; introduction or enhancement of new or existing services by the Company and its competitors; market acceptance of new services; delays in the introduction of services or enhancements by the Company or its competitors; mix of types of advertisements sold, such as the amount of targeted advertising, which generally has higher CPM rates, sold as a percentage of total advertising sold; capacity constraints and dependencies on computer infrastructure; and general economic conditions.

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

    Risks Related to Netcenter Agreement. In April 1998, the Company and Netscape entered into the Netcenter Agreement. This agreement subjects the Company to numerous and substantial risks and uncertainties, including, without limitation, those discussed below.

    Under the Netcenter Agreement, the Company will only receive revenues generated from the Co-Branded Services and not from any other part of Netcenter. In addition, the Company must pay Netscape a portion of such revenues after recouping part of the Cash Payment. Thereafter, the Company must pay Netscape a percentage of the revenues received from the Co-Branded Services. There are no minimum guaranteed revenues under the Netcenter Agreement, and there can be no assurance as to the level of revenues that the Company will generate from the Co-Branded Services. The level of advertising revenues generated by the Company from the Co-Branded Services is subject to a number of risks and uncertainties, many of which are beyond the Company's control. These include general risks associated with providing an advertising-supported Internet Service, uncertainty as to whether the Company can increase its sales and marketing capabilities in order to sell sufficient advertising on the Co-Branded Services, pricing competition from Netscape as a result of advertising sold on the parts of Netcenter other than the Co-Branded Services, and risks that channels on Netcenter other than the Co-Branded Channels (which channels will include a business channel and a sports channel) may be potentially more attractive to advertisers than the Co-Branded Channels. As a result, there can be no assurance that the Company can generate sufficient revenues from the Co-Branded Services to recoup the portion of the Cash Payment against which the Company's revenue sharing obligations will be offset, or to recoup costs incurred by the Company under the Netcenter Agreement.

    The Company will be required to hire a significant number of technical and sales personnel and to incur additional overhead costs in order to develop, host and sell advertising on the Co-Branded Services. The Company will not be reimbursed for these costs. The failure to generate revenues from the Co-Branded Services sufficient to recoup these additional costs would have a material adverse effect on the Company's business, results of operations and financial condition.

    The success of Netcenter and the Co-Branded Services in particular, will be substantially dependent on the amount of traffic on Netcenter. Although Netscape has made certain exposure guarantees to the Company over the term of the Netcenter Agreement, there can be no assurance that such guarantees will be fulfilled. There is intense competition for attracting Web users, which competition may be exacerbated by the upcoming release of Microsoft's Windows 98 operating system. Furthermore, many current Web users may not choose to utilize Netcenter over the Internet services they currently use. Any failure of Netcenter to attract substantial user traffic would materially and adversely affect the Company's business, results of operations and financial condition. The Netcenter Agreement provides that all page views generated from the Co-Branded Services shall be deemed to be traffic attributable to Netscape. As a result, the Company may not receive credit under certain audience measurement statistics which are commonly used by advertisers in making their advertising placements for traffic generated through the Co-Branded Services.

    As part of the Netcenter Agreement, the Excite Network will also be featured as a "premier provider" on Netscape's Net Search page, and will be similarly featured on the "Netcenter Widget" tool which will be accessible from Netcenter. Because Netscape only guarantees a specified number of impressions from its Net Search page (as compared to a number of users who "click through" to the Excite Network), there can be no assurance that this new "premier provider" arrangement will result in significant increases in traffic on the Excite Network. Although Netscape has guaranteed a minimum number of users who "click through" to the Excite Network from the Netcenter Widget, Netscape is not obligated to keep this tool on Netcenter after the first six months of the term of the Netcenter Agreement. Accordingly, there can also be no assurance that this tool will provide the Excite Network with significant amounts of traffic.

    Upon the termination of the Netcenter Agreement (other than a termination in connection with certain acquisitions of or by Netscape), Netscape will have a perpetual, irrevocable license to utilize certain technology used by Excite to provide the Co-Branded Services. Netscape will also have the right to sublicense this technology to third parties. As a result, upon termination of the Netcenter Agreement, Netscape will be able to operate Netcenter independently, without any significant royalty or payment obligations to Excite. In addition, if Netscape sublicenses this technology to a third party, the Excite Network could face additional competition, which could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Netscape Agreement is subject to termination in the event that the Company materially breaches its obligations under the Netscape Agreement. In addition, if Netscape believes that the Company's Excite service or that the content provided by Excite for the Netcenter service contains any material that Netscape deems likely to cause it material harm, Netscape may terminate the Netcenter Agreement if the Company has not revised such objectionable content. In the event of such terminations, Netscape will not be obligated to refund any portion of the amounts prepaid by the Company and the Company will not be entitled to receive any reimbursement for its costs incurred in performing its obligations under the Netcenter Agreement.

    Many of the services to be offered by Netcenter will compete directly with those offered by the Excite Network. There can be no assurance that this increased competition for Web users or advertisers will not have a material adverse effect on the Company's business, results of operations and financial condition.

    Acquisition Strategy; Integration of Past and Future Acquisitions. The Company has in the past acquired, and may in the future acquire, businesses, technologies, services, product lines, content databases, or access to content databases that are complementary to the Company's business. Since August 1996, the Company has made a number of acquisitions. The Company acquired Classifieds2000 in April 1998, MatchLogic in February 1998, Netbot in November 1997, the assets relating to the WebCrawler service in November 1996 and The McKinley Group, Inc. ("McKinley") in August 1996. In addition, in April 1998 the Company acquired a small company whose financial results are immaterial to the Company's operations. Acquisitions involve a number of special risks, including, among other things, the difficulty of assimilating the technologies, operations and personnel of acquired companies with those of the Company, the potential disruption of the Company's business, the diversion of resources, the incurrence of acquisition-related expenses, the write-off or amortization of intangible assets, the assumption of unknown liabilities, the inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and strategic partners as a result of such acquisitions or the integration of new personnel. For example, the assimilation of prior acquisitions required, among other things, the integration of service offerings, coordination of the research and development and sales and marketing efforts, the assumption by the Company of liabilities under distribution agreements and loan agreements, and the addition of a significant number of additional personnel. The Company could face similar integration issues with respect to its recent or future acquisitions, and there can be no assurance that the Company will be successful in addressing these risks. Any failure to successfully address these acquisition-related risks could have a material adverse effect on the Company's business, results of operations and financial condition.

    Risks Related to Sponsorships. The Company has recently entered into sponsorship arrangements with third parties to provide sponsored services and placements on the Excite Network in addition to traditional banner advertising. In connection with these arrangements, the Company may receive sponsorship fees, and in connection with certain of its more recent arrangements it may receive a portion of transaction revenues received by such third party sponsors from users originated through the Excite Network. To the extent implemented, these arrangements expose the Company to potentially significant financial risks, including the risk that the Company fails to deliver required minimum levels of user impressions (in which case, these agreements are typically subject to termination) and that third party sponsors do not renew the agreements at the end of their term. These arrangements also require the Company to integrate sponsors' content with the Company's services, which requires the dedication of resources and significant programming and design efforts to accomplish. There can be no assurance that the Company will be able to attract additional sponsors or that it will be able to renew existing sponsorship arrangements when they expire. In addition, the Company has granted exclusivity provisions to certain of its sponsors, and may in the future grant additional exclusivity provisions. Such exclusivity provisions may have the effect of preventing the Company, for the duration of such exclusivity arrangements, from accepting advertising or sponsorship arrangements within a particular subject matter with respect to portions of a channel, an entire channel, across an entire service or over the whole Excite Network. The inability of the Company to enter into further sponsorship or advertising arrangements as a result of its exclusivity arrangements could have a material adverse effect on the Company's business, results of operations and financial condition.

    Risks Associated with Banner Advertising. The Company derives substantially all of its revenues from the sale of advertising, including banner advertisements and sponsorship arrangements, on the Excite Network. A majority of the Company's customers purchasing banner advertisements purchase these advertisements on a short-term basis, and many of these customers may terminate their advertising commitments at any time without penalty. Consequently, there can be no assurance that these customers will continue or increase their level of advertising on the Excite Network or that these customers will not move their advertising to competing Web sites or to other traditional media. Therefore, there can be no assurance that the Company will be successful in maintaining or increasing the amount of advertising on the Excite Network, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

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

    The Company's ability to generate significant advertising revenues will also depend on, among other things, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, the ability of the Company to accurately measure its user base and the ability of the Company to develop or acquire effective advertising delivery and measurement systems. Many of the Company's advertisers have only limited experience with the Web as an advertising medium, have not yet devoted a significant portion of their advertising expenditures to Web-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The adoption of Web advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business and exchanging information. Entities that already have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. There can be no assurance that the market for Web advertising will continue to emerge or become sustainable. If the market fails to develop or develops more slowly than expected, the Company's business, results of operations and financial condition could be materially and adversely affected. No standards have been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support the Web as an effective advertising medium. There can be no assurance that advertisers will continue to accept the Company's or other third-party measurements of impressions, or that such measurements will not contain errors. In such event, the Company's advertising revenues could be materially adversely affected, which would have a material adverse effect on the Company's business, results of operations and financial condition.

    In addition, there is intense competition in the sale of advertising on the Web, resulting in a wide range of rates quoted and a variety of pricing models offered by different vendors for a variety of advertising services, which makes it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models will be adopted by the industry or advertisers. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement from the Company's network to the advertiser's Web pages, instead of rates based solely on the number of impressions displayed on users' computer screens, would materially adversely affect the Company's revenues. As a result of these risks, there can be no assurance that the Company will be successful in generating significant future advertising revenues from Web-based advertising, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

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

    Dependence on Third-Party Relationships. The Company is currently, and will be in the future, dependent on a number of third-party relationships for user traffic and to provide content and services on the Excite Network and to make it more attractive to advertisers and consumers. These relationships include arrangements relating to the positioning of the Excite Network on Web browsers such as those offered by Netscape and Microsoft, agreements with ISPs and OSPs such as AOL and Microsoft and arrangements for providing content or services for the Excite Network such as email services, stock quotes and news stories. The termination of, or the failure of the Company to renew on reasonable terms, its position on a Web browser or its relationship with an ISP, OSP or key content provider could significantly reduce traffic on the Excite Network, have an effect of increasing traffic on a competing service or could otherwise adversely affect the Company's advertising revenues, which would also have a material adverse effect on the Company's business, results of operations and financial condition. The Company could also incur expenses relating to distribution license fees as a result of its distribution agreements. These distribution license fees could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    Management of Growth. The Company's rapid growth has placed, and is expected to continue to place, a significant strain on the Company's managerial, operational and financial resources. As of March 31, 1998, the Company had grown to 455 employees from 188 employees at December 31, 1996. Further, as the number of the Company's users, advertisers and other business partners has grown, the Company has been required to manage multiple relationships with various customers, strategic partners and other third parties. These requirements will be exacerbated in the event of further growth in the Company or in the number of its strategic relationships or sponsorship arrangements. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results will also depend on its ability to expand its sales and marketing organization and expand its support organization commensurate with the growth of its business and the Web. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially and adversely affected. See "--Acquisition Strategy; Integration of Past and Future Acquisitions."

    Risks Associated with International Operations. A key component of the Company's strategy is to expand its international operations and its international sales and marketing activities by offering localized versions of the Excite Network. Expansion into these markets has required and will continue to require management attention and resources. The Company has limited experience in localizing its services and many of the Company's competitors are also undertaking to expand into foreign markets. There can be no assurance that the Company will be successful in expanding into international markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations. To the extent the Company expands its international operations and has additional portions of its international revenues denominated in foreign currencies, the Company could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

    Risk of Capacity Constraints; System Failures. The Company is dependent on its ability to generate a high volume of traffic to the Excite Network. Accordingly, the performance of the Excite Network is critical to the Company's reputation, its ability to attract advertisers and to achieve market acceptance of the Excite Network. Any system failure that causes interruptions in the availability of or that increases response time of the Company's services could reduce user satisfaction and traffic to the Excite Network and, if sustained or repeated, would reduce the attractiveness of the Excite Network to advertisers and consumers. An increase in the volume of searches conducted through the Excite Network could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures. In addition, as the amount of Web pages and traffic increases, there can be no assurance that the Excite Network will be able to scale proportionately. The Company is also dependent upon timely feeds and downloads of information from content providers and is dependent upon providers of Web browsers and on ISPs, OSPs and other Web site operators, which have experienced significant outages in the past, for access to its network. In the past, Web consumers have experienced outages, delays and other difficulties due to system failures unrelated to the Company's systems and services. Additional difficulties could also materially and adversely affect consumer and advertiser satisfaction. To the extent that the capacity constraints described above are not effectively addressed by the Company, such constraints would have a material adverse effect on the Company's business, results of operations and financial condition.

    Substantially all of the Company's communications hardware and certain of its computer hardware operations are located at leased facilities in Redwood City, California, an area susceptible to earthquakes. The Company has experienced system failures or outages from time to time in the past, which have disrupted the operation of the Excite Network. There can be no assurance that a system failure at this location would not adversely affect the performance of the Excite Network. These systems are also vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have a formal disaster recovery plan. In the event that the Company seeks to replicate its systems at other locations, it would face a number of technical challenges, particularly with respect to database replication and the need to constantly update distributed databases, and there can be no assurance that the Company would be able to successfully address these challenges. Although the Company carries property and business interruption insurance, its low coverage limits likely will not be adequate to compensate the Company for all losses that may occur. The Company's servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of the Excite Network. The occurrence of any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

    Government Regulation and Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Web. However, due to the increasing popularity and use of the Web, it is possible that a number of laws and regulations may be adopted with respect to the Web, covering issues such as user privacy, pricing, characteristics and quality of products and services. For example, although it was held unconstitutional, the Telecommunications Act of 1996 prohibited the transmission over the Internet of certain types of information and content and other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Web. In addition, several telecommunications carriers are seeking to have telecommunications over the Web regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. In addition, because the growing popularity and use of the Web has burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If any such petition is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Web could increase substantially, potentially slowing the growth in use of the Web, which could in turn decrease the demand for the Company's services. The adoption of any additional laws or regulations may also decrease the growth of the Web, which could in turn decrease the demand for the Excite Network or could increase the Company's cost of doing business. Moreover, the applicability to the Web of existing laws in various jurisdictions governing issues such as property ownership, libel and personal privacy is uncertain and will take years to resolve. Any such new legislation or regulation or application or interpretation of existing laws could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company's contests may be subject to state and federal laws governing lotteries and gambling. Although the Company seeks to design its contest rules to fall within exemptions from such laws, there can be no assurance that these contests will be exempt from such laws or that the applicability of such laws will not have a material adverse effect on the Company's business, results of operations and financial condition.

    Due to the global nature of the Web, it is possible that, although transmissions of the Excite Network originate in the State of California, the governments of other states and foreign countries might attempt to regulate the Company's transmissions or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such law or that such laws will not be modified, or new laws enacted, in the future. Although there has been recently introduced the proposed Internet Tax Freedom Act, which, if adopted, will place a temporary ban on states and localities from passing new tax laws aimed at online transactions, it is possible that, in the future, states or foreign countries may seek to impose sales taxes on out-of-state companies that engage in commerce over the Web or otherwise require the Company to qualify to do business in such jurisdictions, with the failure to so qualify subjecting the Company to taxes or penalties. In the event that states or foreign countries succeed in imposing sales or other taxes on Web commerce, the growth of the use of the Web for commerce could slow substantially. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

PART II.   OTHER INFORMATION



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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        On February 2, 1998, the Company acquired all of the issued and outstanding capital stock of MatchLogic in exchange for 3,061,120 shares of the Company's Common Stock. In addition, the Company assumed options and warrants to purchase capital stock of MatchLogic, which options and warrants are now exercisable for 524,419 shares of the Company's Common Stock.

        The issuance of shares of Common Stock and the assumption of options and warrants were made in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        Not applicable.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.



ITEM 5.   OTHER INFORMATION

        Not applicable.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed as part of this report:

               27.01 Financial Data Schedule (EDGAR version only)


        (b) The following report on Form 8-K was filed during the quarter ended March 31, 1998:

               On February 17, 1998, the Company filed a Form 8-K (as amended by Form 8-K/A filed on April 1, 1998) pursuant to Items 2 and 7 of such Form regarding its acquisition of MatchLogic, Inc. and pursuant to Item 5 of such Form regarding recent press releases.

SIGNATURES



      In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EXCITE, INC.


Date:  May 15, 1998                 By: /s/ GEORGE BELL
                                        ---------------------------------------
                                        George Bell
                                        President and Chief Executive Officer



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

27.01               FINANCIAL DATA SCHEDULE