Form 10-Q
period 1998-06-30
EXCITE INC
filed 1998-08-14
CIK 1007297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                         Commission file number 0-28064

                                 --------------

                                  EXCITE, INC.
             (Exact name of Registrant as specified in its charter)


                CALIFORNIA                                    77-0378215
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)

                                  555 BROADWAY
                         REDWOOD CITY, CALIFORNIA 94063
                    (Address of principal executive offices)
                                 (650) 568-6000
              (Registrant's telephone number, including area code)

                                 --------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  /X/               NO
                                -----                 -----



            As of July 31, 1998 there were 50,888,302 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                                  EXCITE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1998
                                     INDEX

--------------------------------------------------------------------------------

                                                                                                   PAGE
                                                                                                  NUMBER

PART I            FINANCIAL INFORMATION

ITEM 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30,
                      1998                                                                           3

                  Condensed Consolidated Statements of Operations for the three and six months
                      ended June 30, 1998 and 1997                                                   4

                  Condensed Consolidated Statements of Cash Flows for the six months ended June
                      30, 1998 and 1997                                                              5

                  Notes to Condensed Consolidated Financial Statements                               6

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                 11

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk                        20


PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                 21

ITEM 2.           Changes in Securities and Use of Proceeds                                         21

ITEM 3.           Defaults Upon Senior Securities                                                   22

ITEM 4.           Submission of Matters to a Vote of Security Holders                               22

ITEM 5.           Other Information                                                                 23

ITEM 6.           Exhibits and Reports on Form 8-K                                                  23

                  Signatures                                                                        24

--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


                                  EXCITE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        JUNE 30,    DECEMBER 31,
                                                                           1998         1997
                                                                         ---------    ---------
                                                                        (unaudited)       (1)
ASSETS
Current assets:
    Cash and cash equivalents ........................................   $  20,168    $  15,366
    Short-term investments ...........................................      15,804       16,398
    Restricted investments ...........................................         287          302
    Accounts receivable ..............................................      27,090       20,907
    Related party receivable .........................................       3,809          174
    Prepaid expenses and other current assets ........................      15,780        1,975
                                                                         ---------    ---------
       Total current assets ..........................................      82,938       55,122

Property and equipment ...............................................      20,205       15,143
Investment in affiliated company .....................................       1,326         --
Prepaid distribution fees ............................................      16,393         --
Intangible assets ....................................................       1,871        1,771
Other assets .........................................................       2,841        4,657
                                                                         ---------    ---------
                                                                         $ 125,574    $  76,693
                                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Bank line of credit and other notes payable ......................   $   6,557    $   6,100
    Accounts payable .................................................       6,123        5,717
    Capital lease obligations, current portion .......................       4,869        3,178
    Non-lease financing, current portion .............................       1,162        1,176
    Related party liabilities ........................................       1,988        1,575
    Other accrued liabilities ........................................      21,196       14,406
                                                                         ---------    ---------
       Total current liabilities .....................................      41,895       32,152

Capital lease obligations ............................................       7,081        3,076
Non-lease financing ..................................................       1,034        1,613
Convertible note .....................................................       5,000        5,000
Shareholders' equity:
    Convertible preferred stock ......................................         813        9,518
    Common stock .....................................................     256,594      122,913
    Deferred compensation ............................................      (1,157)      (1,440)
    Unrealized gain on available-for-sale investments ................         105           15
    Accumulated deficit ..............................................    (185,791)     (96,154)
                                                                         ---------    ---------
       Total shareholders' equity ....................................      70,564       34,852
                                                                         ---------    ---------
                                                                         $ 125,574    $  76,693
                                                                         =========    =========

(1) Derived from audited financial statements as of December 31, 1997

           See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       JUNE 30,                              JUNE 30,
                                               -----------------------               ----------------------
                                                 1998         1997                     1998         1997
                                               ---------    ---------                ---------    ---------
Revenues ...................................   $  33,005    $  10,089                $  56,006    $  17,604

Cost of revenues:
   Hosting costs ...........................       3,667        1,684                    6,455        3,536
   Royalties and other cost of revenues ....       2,792          556                    5,598        1,096
   Amortization of purchased technology ....        --          1,938                     --          4,337
                                               ---------    ---------                ---------    ---------
        Total cost of revenues ............       6,459        4,178                   12,053        8,969
                                               ---------    ---------                ---------    ---------
Gross profit ...............................      26,546        5,911                   43,953        8,635

Operating expenses:
   Research and development ................       7,291        3,617                   13,191        6,683

   Sales and marketing .....................      14,918        7,199                   24,992       13,480

   Distribution license fees and data
      acquisition costs ....................      62,011        1,707                   65,997        1,737
   General and administrative ..............       3,928        1,843                    6,684        3,132

   In-process technology ...................      16,200        2,346                   16,200        2,346

   Merger and acquisition related costs,
      including amortization of goodwill and
      other purchased intangibles ..........       1,167          463                    2,144        1,416
                                               ---------    ---------                ---------    ---------

         Total operating expenses ..........     105,515       17,175                  129,208       28,794
                                               ---------    ---------                ---------    ---------
Operating loss .............................     (78,969)     (11,264)                 (85,255)     (20,159)

Net interest expense and other .............        (649)        (112)                    (843)          (1)

Equity share of losses of affiliated company        (551)        --                     (1,030)        --
                                               ---------    ---------                ---------    ---------

Net loss ...................................   $ (80,169)   $ (11,376)               $ (87,128)   $ (20,160)
                                               =========    =========                =========    =========
Basic and diluted net loss per share .......   $   (1.72)   $   (0.46)               $   (1.98)   $   (0.84)
                                               =========    =========                =========    =========

Shares used in computing net loss per share       46,600       24,686                   43,967       24,142
                                               =========    =========                =========    =========


            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                        1998         1997
                                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ....................................................................     $(87,128)     $(20,160)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of deferred compensation .....................................          444            80
      Depreciation ..............................................................        5,157         2,416
      Amortization of intangibles ...............................................          701         5,754
      In-process technology .....................................................       16,200         2,346
      Gain on disposal of fixed assets ..........................................          (62)         --
      Issuance of warrants ......................................................       16,117          --
      Changes in assets and liabilities:
        Accounts receivable .....................................................       (5,683)       (5,372)
        Related party receivable ...............................................        (3,222)         --
        Prepaid distribution fees ...............................................      (28,429)         --
        Prepaid expenses and other current assets ...............................       (1,797)         (990)
        Other assets ............................................................        1,816          (326)
        Accounts payable ........................................................          113          (658)
        Accrued compensation ....................................................          406         1,813
        Other accrued liabilities ...............................................        5,475        (2,408)
                                                                                      --------      --------
           Net cash used in operating activities ................................      (79,892)      (17,505)
                                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .........................................       (2,354)       (6,183)
    Proceeds from disposal of fixed assets ......................................          257          --
    Purchases of investments ....................................................      (13,949)      (30,129)
    Sales and maturities of investments .........................................       15,765        19,567
    Investment in affiliated company ............................................       (1,326)         (290)
                                                                                      --------      --------
           Net cash provided by (used in) investing activities ..................       (1,607)      (17,035)
                                                                                      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease and other financing obligations ...................       (2,515)         (787)
    Proceeds from bank lines of credit and other notes payable ..................         --           6,000
    Payments on bank lines of credit and other notes payable ....................         (117)       (1,100)
    Proceeds from sale of redeemable convertible preferred stock ................         --           6,385
    Proceeds from issuance of common stock ......................................       88,933        38,681
                                                                                      --------      --------
           Net cash provided by financing activities ............................       86,301        49,179
                                                                                      --------      --------
Net increase in cash and cash equivalents .......................................        4,802        14,639
Cash and cash equivalents at beginning of period ................................       15,366         3,971
                                                                                      --------      --------
Cash and cash equivalents at end of period ......................................     $ 20,168      $ 18,610
                                                                                      ========      ========
NON-CASH FINANCING ACTIVITIES:
    Amendment of common stock warrant to preferred stock warrant ................     $   --        $  1,625
    Property and equipment acquired under capital leases and other
       non-lease financing ......................................................        7,593         1,967
    Conversion of preferred stock to common stock ...............................        8,705          --





            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
              NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business

     Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, is a global Internet media company offering consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. The Excite Network consists of the Excite (www.excite.com) and WebCrawler (www.webcrawler.com) brands, which provide a gateway to the World Wide Web (the "Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers navigate the Web, the Excite Network contains a suite of specialized information services, organized under numerous topical channels which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and other community features and personalization capabilities. Localized versions of Excite are available in Australia, China, France, Germany, Japan, Sweden, the Netherlands and the United Kingdom. The Company conducts its business within two industry segments, including the selling of banner and sponsorship advertising on the Excite Network to customers in various industries, and, through the merger with MatchLogic, Inc. ("MatchLogic") (see Note 2), ad serving and targeting services.

   Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

     These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998 and the Company's audited supplemental consolidated financial statements reflecting the combined operations of the Company and MatchLogic, a company that the Company acquired in February 1998 in a transaction accounted for as a pooling of interests, as included in the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 15, 1998.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

   Revenue Recognition

     Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. To the extent that impression deliveries are not met, the Company defers recognition of the corresponding revenues. The Company has recently entered into a number of longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with Excite services and provide for more varied sources of revenue to Excite over the term of the agreements, which average between 2 to 3 years. Under these agreements, Excite earns fees for generating impressions, which in some instances are guaranteed. These revenues, as well as other revenues, are generally recognized ratably over the term of the agreements, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, the Company defers recognition of the corresponding

                                  EXCITE, INC.
        NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


revenues. The terms of a number of these agreements provide that revenues from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized.

         Per Share Amounts

     The Company has excluded all convertible debt, convertible preferred stock, warrants and employee stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. In February 1998, all of the shares of Preferred Stock that were outstanding at December 31, 1997 converted into an equivalent number of shares of Common Stock as part of the merger with MatchLogic (see Note 2). The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997:

                                                         THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------    -------------------------
                                                             1998            1997           1998          1997
                                                         -----------     -----------    ----------    ---------
                                                             (In thousands, except per share data; unaudited)
 Net loss                                                 $   (80,169)    $   (11,376)   $  (87,128)   $ (20,160)
                                                          ===========     ===========    ==========    =========
    Weighted average shares outstanding                        47,370          25,889        44,860       25,159
    Weighted average common shares issued subject to
      repurchase agreements                                      (770)         (1,203)         (893)      (1,017)
                                                          -----------     -----------    ----------    ---------
Shares used to compute basic and diluted net
   loss per share                                              46,600          24,686        43,967       24,142
                                                          ===========     ===========    ==========    =========
 Basic and diluted net loss per share                     $    (1.72)     $    (0.46)    $    (1.98)   $    (0.84)
                                                          ==========      ==========     ==========    ==========

       Stock Split

     In June 1998, the Board of Directors declared a two-for-one stock split which was in the form of a 100% stock dividend. The dividend was paid on July 20, 1998 to shareholders of record on July 6, 1998. All of the share and per share data have been adjusted to reflect this stock split.

2.       BUSINESS COMBINATIONS

     Excite completed the following acquisitions for the six months ended June 30, 1998:

                                                                     Shares of Excite       Shares of Options and
Company Acquired                             Date Acquired          Common Stock Issued       Warrants Assumed
-------------------------------------------- -------------------- ------------------------ -------------------------
MatchLogic, Inc. ("MatchLogic")              February     1998            6,122,240               1,048,838
Classifieds2000, Inc. ("Classifieds2000")    April        1998            1,729,742                  50,238
Throw, Inc. ("Throw")                        April        1998              329,790                 318,018

     In February 1998, the Company acquired MatchLogic, a private company providing advertisers and agencies with Internet advertising management services that began operations in May 1997, in a merger transaction accounted for as a pooling of interests. In connection with the acquisition of MatchLogic, the Company incurred approximately $700,000 in merger related expenses primarily for legal and other professional fees in the first quarter of 1998. All financial information has been restated to reflect the combined operations of the Company and MatchLogic.

                                  EXCITE, INC.
        NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Separate results of the combined entities through the periods preceding the merger (February 2, 1998) are as follows:

                                             PERIOD
                                             ENDED          SIX MONTHS ENDED
                                       FEBRUARY 2, 1998       JUNE 30, 1997
                                       ------------------   -----------------
                                           (In thousands, unaudited)
Revenues:
   Excite                                $      5,598         $     17,010
   MatchLogic                                     376                  594
                                         ------------         ------------
                                         $      5,974         $     17,604
                                         ============         ============
Net loss:
   Excite                                $     (1,656)        $    (16,674)
   MatchLogic                                  (1,388)              (3,486)
                                         -------------        -------------
                                         $     (3,044)        $    (20,160)
                                         ============         ============

     There were no significant inter-company transactions between the two companies and no significant conforming accounting adjustments.

     In April 1998, the Company acquired Classifieds2000, a provider of Web-based classified ads that began operations in July 1996, in a transaction accounted for as a pooling of interests. In connection with the acquisition of Classifieds2000, the Company incurred approximately $743,000 in merger-related expenses primarily for legal and other professional fees in the second quarter of 1998. The results of operations and financial position of Classifieds2000 were not material to the Company's consolidated financial statements in any period, and therefore, amounts prior to the date of acquisition were not combined with the Company's financial statements.

     In April 1998, the Company acquired Throw, a developer of community products that began operations in April 1996, in a transaction accounted for as a purchase. The total purchase price was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. This includes an allocation of approximately $800,000 to other intangibles assets, which are being amortized on a straight-line basis through 1999. Approximately, $16.2 million was allocated to in-process technology and charged to operations at the time of acquisition. To determine the value of the in-process research and development, the Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to in-process research and development projects that had not yet reached technological feasibility and does not have alternative future uses. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to the Company's consolidated financial position, results of operations, and cash flows.

3.       SALE OF COMMON STOCK

     In May 1998, the Company filed a registration statement on Form S-3 with the United States Securities and Exchange Commission for the sale of shares of the Company's Common Stock in a public offering. The Company sold 3,105,000 shares of the Common Stock in June 1998 at a price of $31.50 per share. Of the 3,105,000 shares sold, 2,870,000 shares (including 405,000 shares which were purchased on the exercise of the underwriters over-allotment option) were offered directly by the Company and 325,000 shares were offered by selling shareholders. The Company did not receive any proceeds from the sale of shares by selling shareholders. Proceeds to the Company from this offering were approximately $84.3 million net of offering costs.

                                  EXCITE, INC.
        NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.       SEGMENT INFORMATION

     The Company operates in the Internet navigation industry and the Internet ad serving and targeting business segments. Prior to the merger with MatchLogic, the Company operated only in the Internet navigation industry. The Company's management has determined the operating segments based upon how the business is managed and operated. MatchLogic, which provides Internet ad serving and targeting services, operates as an independent subsidiary of Excite with its own sales force, research and development and operations departments.

   Information by Operating Segment:

                                                                    INTERNET         AD SERVING
                                                                   NAVIGATION        & TARGETING         TOTAL
                                                                   -----------       -----------         -----
                                                                            (In thousands; unaudited)
Three Months Ended June 30, 1998
Operating information:
   Revenues from external customers                               $    28,368        $     4,637    $      33,005
   Distribution license fees and data acquisition costs                61,127                884           62,011
   Segment operating income (loss)                                    (76,027)            (2,942)         (78,969)

Six Months Ended June 30, 1998
Operating information:
   Revenues from external customers                               $    49,457        $     6,549    $      56,006
   Distribution license fees and data acquisition costs                64,504              1,493           65,997
   Segment operating income (loss)                                    (77,944)            (7,311)         (85,255)

Balance sheet information:
   Total assets                                                   $   116,801        $     8,773    $ 125,574

5.       RELATED PARTY TRANSACTION

     In April 1998, the Company borrowed $50.0 million from a principal shareholder. The loan bore interest at 5.9% per annum and was due no later than October 30, 1998. In June 1998, the Company repaid the loan in full, plus interest of approximately $410,000, with proceeds from the public offering. (See
Note 3).

6.       SIGNIFICANT AGREEMENTS

     In April 1998, the Company and Netscape Communications Corporation ("Netscape") entered into a two-year agreement (the "Netcenter Agreement") with respect to Netscape's recently announced "Netcenter" online service. Under the Netcenter Agreement, the Company will provide programming and content for the co-branded channels to be offered on Netscape's Netcenter online service and will develop a Web search and directory service for Netscape (collectively, the "Co-Branded Services"). In addition, the Company's Classifieds2000 service will be featured as the provider of classified advertising (excluding career and job posting classified ads) for the Netcenter service. The Company will also be featured as a "premier provider" on the "Net Search" page of Netscape's Web site and will also be similarly featured on the Netcenter "Netcenter Widget" tool. The Company will be responsible for advertising sales for, and will pay to Netscape a percentage of advertising revenues generated from, the co-branded Netcenter channels, the search service and the directory service, and will also be required to make payments based upon the amount of traffic generated from the Net Search page and the Netcenter Widget tool. The Company has paid a total of $70.0 million as a prepayment of its obligations under the Netcenter Agreement. In addition, the Company has issued a warrant to Netscape to purchase 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million. The fair value of the warrants issued was $16.1 million.


     The success of Netcenter, and the Co-Branded Services in particular, will be substantially dependent on the amount of traffic on Netcenter. Although Netscape has made certain exposure guarantees with respect to Netcenter over the term of the Netcenter Agreement, there can be no assurance that these guarantees will be fulfilled. There are no minimum guaranteed revenues under the Netcenter Agreement, and there can be no assurance as to the level of revenues that the Company may generate from the Co-Branded Services. Many of the services to be offered by Netcenter will compete directly with those offered by the Excite Network. The level of advertising revenues that may be generated by the Company from the Co-Branded Services is subject to a number of risks and uncertainties, many of which are beyond the Company's control. In addition, the Company expects to incur significant costs to develop, host and sell advertising on the Co-Branded Services, including the costs of hiring a significant number of additional technical and sales personnel. The Company will not be reimbursed for any of these costs.

                                  EXCITE, INC.
        NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In the second quarter of 1998 the Company charged a total of $56.8 million to operations. The amount expensed represents the amount by which the sum of the prepayment guarantees ($70.0 million) and the independent valuation of the warrants issued ($16.1 million) exceeds the anticipated future net revenues from the Netcenter Agreement over its two year term. Future net revenues were calculated using estimated gross revenues less the probable future costs of all goods and services necessary to earn the revenues. The remaining capitalized amount of $29.3 million will be amortized ratably over the remainder of the term of the Netcenter Agreement.

7.      SUBSEQUENT EVENTS

     In July 1998, Netscape exercised a portion of the warrant issued under the Netcenter Agreement (see Note 6) and paid approximately $5.9 million to purchase 200,000 shares of the Company's Common stock.

     In 1997, the Company entered into and borrowed on a $6.0 million line of credit. In July 1998, the Company repaid this line in full. The Company is currently negotiating a new line of credit.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, those risk factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

     The Company operates the Excite Network (which includes the Excite and WebCrawler brands) and provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Excite, Inc., formerly Architext Software, Inc., was formed in June 1994 and, from its inception to September 1995, its operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, providing custom product development and consulting services. The Company first launched its Excite search and directory service in October 1995. In April 1997, the Company launched a channels-based format for its service and content on the Excite brand to provide consumers with an interface that reflects the way they navigate through other forms of media and enables advertisers to more effectively reach target consumers. The Excite brand currently includes 18 channels of topical interest such as Entertainment, Sports and Money/Investing. In September 1997, the Company launched a similar channels-based format for its WebCrawler brand that currently includes 19 channels.

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

     In 1997, the Company began entering into longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with the Excite Network and provide for more varied sources of revenue to Excite over the term of the agreements, which average from two to three years. Under these agreements, Excite earns fees for generating impressions that in some instances are guaranteed. Sponsorship customers accounted for approximately 24% and 27% of advertising revenues for 1997 and the six months ended June 30, 1998, respectively. Revenues are generally recognized ratably over the term of the agreement, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, the Company defers recognition of the corresponding revenues. A number of these agreements also provide that revenues or gross margins from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized. Revenues or margin sharing recognized from such electronic commerce transactions were insignificant through the second quarter of 1998, and are expected to be insignificant for the remainder of 1998. The Company does not expect revenue growth relating to sponsorship advertising revenues to continue at the current rate in future periods as availability of exclusive sponsorships may be limited. See "Risk Factors that May Affect Future Results -- Risks Related to Sponsorships" and "--Risks Associated with Banner Advertising."

     In April 1998, the Company and Netscape entered into a two-year agreement (the "Netcenter Agreement"), under which the Company will, among other things, provide, host and sell advertising for certain Co-Branded Services for Netscape's recently announced Netcenter Service (the "Co-Branded Services"). In connection with the Netscape Agreement, the Company has paid to Netscape a total of $70.0 million (the "Cash Payment"). Also in connection with the Netcenter Agreement, the Company has issued to Netscape a warrant to purchase 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million (together, the "Warrants"). The fair value of the first warrant and the aggregate $10.0 million exercise price of the second warrant has been estimated to be $16.1 million. A portion of the Cash Payment and the value assigned to the Warrants totaling $56.8 million were expensed to distribution license fees and data acquisition costs during the second quarter of 1998. The remaining $29.3 million of the Cash Payment was capitalized and will be amortized over the two-year term of the Netcenter Agreement. Under the Netcenter Agreement, the Company will only recognize revenues generated from the Co-Branded Services and not from any other part of Netcenter. A portion of the revenues will be credited against the Company's revenue-sharing obligation to Netscape until the Company recoups a specified amount of the Cash Payment. Thereafter, the Company must pay Netscape a portion of additional revenues generated from the Co-Branded Services. There can be no assurance that the Co-Branded Services will generate future revenues. See "Risk Factors that May Affect Future Results--Risks Related to Netcenter Agreement."

     The Company has acquired a number of businesses, technologies, services, product lines and content. In April 1998, the Company acquired Throw, a developer of community products, issued approximately 330,000 shares of its Common Stock, assumed options and warrants to purchase up to an aggregate of approximately 318,000 shares of its Common Stock. Also in April 1998, the Company acquired Classifieds2000, a provider of online classified ads. The Company issued approximately 1,730,000 shares of its Common Stock to former stockholders of Classifieds2000 and assumed options and warrants to purchase up to approximately 50,000 shares of its Common Stock. In February 1998, the Company acquired MatchLogic, a provider of solutions for the management and optimization of Internet advertising campaigns. The Company issued approximately
6.1 million shares of its Common Stock to former stockholders of MatchLogic and assumed options and warrants to purchase up to approximately 1,049,000 shares of its Common Stock. The acquisition of MatchLogic and Classifieds2000 were accounted for as a pooling of interests and the acquisition of Throw was accounted for as a purchase.

     All financial information for dates and periods prior to the merger with MatchLogic has been restated to reflect the combined operations of the Company and MatchLogic. Financial information for dates and periods prior to the acquisition of Classifieds2000 has not been restated to reflect the combined operations of the Company and Classifieds2000, as Classifieds2000's results of operations were not material to the Company's consolidated financial statements in any historical period. See Note 2 and "Risk Factors that May Affect Future Results--Acquisition Strategy; Integration of Past and Future Acquisitions."

     The Company has incurred significant operating losses since inception, and as of June 30, 1998, the Company had an accumulated deficit of approximately $185.8 million. Although the Company experienced significant revenue growth during 1997 and the first half of 1998, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that historical operating results will be indicative of future operating results. In addition, as the Company has grown, its operating expenses have increased, and the Company expects that its operating expenses will continue to increase as a result of its acquisitions, the performance of its obligations under the Netcenter Agreement, its increased sales and marketing efforts, its increased funding for development activities and the increased general and administrative staff needed to support the Company's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that in the future the Company will be profitable on a quarterly or annual basis.

RESULTS OF OPERATIONS

REVENUES

     Revenues were $33.0 million for the second quarter of 1998, as compared to $10.1 million for the second quarter of 1997, an increase of $22.9 million or 227%. For the first half of 1998 and 1997, revenues were $56.0 million and $17.6 million, respectively, an increase of $38.4 million or 218%. This increase in both periods is primarily the result of an increase in the number of advertisers purchasing advertising banners on the Company's Web sites, an increase in sponsorship advertising revenue, and to a lesser extent, an increase in sales of targeted advertisements with higher rates. Also contributing to the increase in revenues was the increased revenues attributable to MatchLogic, which began operations in May 1997. Revenues from international operations were not significant during the three and six months ended June 30, 1998 and 1997.

     The Company expects to continue to derive a substantial amount of its total revenues from selling advertisements. Because the market for advertising on the Web is intensely competitive, advertising rates could be subject to pricing pressures in the future. If the Company is forced to reduce its advertising rates or experiences lower CPMs (price per thousand impressions) as a result of such competition or otherwise, future revenues could be adversely affected.

COST OF REVENUES

     Cost of revenues consists primarily of: hosting costs; royalties and other cost of revenues; and amortization of purchased technology. Hosting costs relate to the maintenance and technical support of the Excite Network, and are comprised principally of personnel costs, telecommunications costs, equipment depreciation and overhead allocations. Royalties and other cost of revenues include expenses related to royalties, license agreements and revenue sharing agreements for content and other services such as email and chat room services. For the second quarter and first half of 1997, the Company recognized amortization of purchased technology of $1.9 million and $4.3 million, respectively, related to the WebCrawler acquisition. There were no corresponding costs for the comparable periods in 1998 as the cost of the technology was fully amortized at December 31, 1997.

     Total cost of revenues increased in absolute dollars by $2.3 million to $6.5 million, or 20% of revenues for the second quarter of 1998, from $4.2 million, or 41% of revenues for the comparable period in the prior year. For the current year to date, total cost of revenues increased by $3.1 million to $12.1 million, or 22% of revenues, from $9.0 million, or 51% of revenues for the comparable period in the prior year. Hosting costs for the second quarter of 1998 increased in absolute dollars by $2.0 million to $3.7 million, or 11% of revenues, from $1.7 million, or 17% of revenues for the comparable period in the prior year. For the current year to date, hosting costs increased by $2.9 million to $6.5 million, or 12% of revenues, from $3.5 million, or 20% of revenues for the comparable period in the prior year. The increase in hosting costs is due primarily to increased personnel expenses and equipment costs relating to maintaining and supporting the Company's Web sites and services. Royalties and other cost of revenues increased in absolute dollars by $2.2 million to $2.8 million, or 8% of revenues, for the second quarter 1998 from $556,000, or 6% of revenues for the comparable period in the prior year. For the current year to date, royalties and other cost of revenues increased by $4.5 million to $5.6 million, or 10% of revenues, from $1.1 million, or 6% of revenues for the comparable period in the prior year. The increase in royalties and other cost of revenues was primarily due to increased royalties and margin sharing payments from revenue sharing agreements.

     Excluding amortization of purchased technology, total cost of revenues increased by $4.2 million to $6.5 million, or 20% of revenues for the second quarter of 1998, from $2.2 million, or 22% of revenues for the comparable period in the prior year. Excluding amortization of purchased technology, total cost of revenues for the first half of 1998 increased by $7.4 million to $12.1 million, or 22% of revenues from $4.6 million, or 26% of revenues for the comparable period in the prior year.

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

GROSS PROFIT

     Gross profit increased by $20.6 million or 349% to $26.5 million or 80% of revenues for the second quarter of 1998, from $5.9 million or 59% of revenue for the comparable period in the prior year. For the first half of 1998, gross profit increased by $35.3 million or 409% to $44.0 million or 78% of revenues, from $8.6 million or 49% of revenue for the comparable period in 1997. The increase in gross profit in absolute dollars and as a percentage of revenues was primarily due to the fact that revenues grew at a faster rate than hosting costs and royalties and other cost of revenues, a favorable product mix, and the elimination of amortization of purchased technology discussed above. In the future, gross profit may be affected by the types of advertisements sold and revenue sharing provisions of distribution and content agreements. These items have negatively affected gross profit in the past and may continue to negatively affect it in the future. Furthermore, pursuant to the provisions of certain agreements with operators of Web access points and with content providers, the Company shares advertising revenues based upon the number of consumers directed to its network. A low level of targeted advertising as a percentage of total advertising sold, a decrease in targeted or mass Web advertising rates or an increase in the Company's advertising revenue sharing obligations could adversely affect gross margins in the future.

Operating Expenses

         Research and Development. Research and development expenses consist principally of engineering and editorial personnel costs, equipment depreciation, consulting fees, supplies and allocation of overhead. Research and development expenses for the second quarter of 1998 increased to $7.3 million, or 22% of revenues, from $3.6 million, or 36% of revenues in the comparable period of the prior year. Research and development expenses for the first six months of 1998 increased to $13.2 million, or 24% or revenues, from $6.7 million, or 38% of revenues in the comparable period of the prior year. The increase in absolute dollars was primarily attributable to increased expenses as a result of the Classifieds2000 and Throw acquisitions, as well as an increase in engineering and editorial headcount to support the Company's channels format and personalization capabilities for the Excite Network. The Company believes that a significant level of research and development expense is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to research and development and that these costs will increase in absolute dollars in future periods. The Company also expects to continue to experience increased research and development expenses in order to integrate acquired technologies and provide programming and content for the Co-Branded Services of Netcenter.

     Sales and Marketing. Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, promotional and advertising expenses and allocation of overhead. Sales and marketing expenses for the second quarter of 1998 increased to $14.9 million, or 45% of revenues, from $7.2 million, or 71% of revenues, in the comparable period of the prior year. For the current year to date, sales and marketing expenses increased to $25.0 million, or 45% of revenues, from $13.5 million, or 77% of revenues in the comparable period for the prior year. The increase in absolute dollars was primarily due to the hiring of additional sales and marketing personnel and increased expenses resulting from the acquisition of Classifieds and Throw. Promotional expenses remained relatively constant in the second quarter and first half of 1998, as compared to the same period of the prior year as the prior year period included costs associated with a national media campaign that started in the fourth quarter of 1996. The Company expects to continue to incur significant promotional and advertising expenses and anticipates that these costs will increase in absolute dollars in future periods as the Company promotes its brands and introduces new services in order to create and maintain brand loyalty among customers. The Company also expects to continue to experience increased sales and marketing expenses as it is responsible for all advertising sales on the Co-Branded Services of Netcenter.

     Distribution License Fees and Data Acquisition Costs. Distribution license fees and data acquisition costs consist principally of fees paid to third-party Internet companies such as Netscape to provide entry points to the Excite Network and costs to update and maintain the ad targeting and tracking database which is continually being updated by the Company's MatchLogic subsidiary. Distribution license fees and data acquisition costs were $62.0 million for the second quarter of 1998, as compared to $1.7 million for the comparable period in 1997. For the current year to date, distribution license fees and data acquisition costs were $66.0 million, compared to $1.7 million for the comparable period in the prior year.
The 1998 costs included a $56.8 million charge related to the Netcenter Agreement for a portion of the Cash Payment and the value assigned to the Warrants, and distribution license fees related to agreements entered into with Netscape in March 1997 as well as data acquisition costs incurred by MatchLogic during the period.

     In the future, high traffic Web sites, Internet service providers, providers of Web browsers or other distribution channels could require cash payments or other types of consideration as compensation for listing or promoting the Excite Network, which could result in increased distribution license fees. See "Risk Factors that May Affect Future Results--Risks Related to Netcenter Agreement."

     General and Administrative. General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, fees for professional services and allocation of overhead. General and administrative expenses for the second quarter of 1998 increased to $3.9 million, or 12% of revenues, from $1.8 million, or 18% of revenues, in the comparable period of the prior year. General and administrative expenses for the first half of 1998 increased to $6.7 million, or 12% of revenues, from $3.1 million, or 18% of revenues, in the comparable period of the prior year. The increase in absolute dollars is primarily due to increased personnel costs to support the expansion and infrastructure of the Company's operations and global business strategy. In particular, the acquisition of Classifieds2000 and the growth in the Company's finance and administrative departments contributed to this increase. The Company anticipates that its general and administrative expenses will continue to increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure and assimilates acquisitions of acquired technologies and businesses. In addition, the Company plans to continue to run MatchLogic as an independent subsidiary with its own administrative function.

     In-Process Technology. During the first half of 1998 and 1997, the Company incurred charges for in-process technology of $16.2 million and $2.3 million, respectively. The Company acquired Throw in April 1998, accounted for the transaction as a purchase, and of the total purchase price, $16.2 million was allocated to in-process technology and charged to operations in the second quarter of 1998. The 1997 charge of $2.3 million related to the value of acquired in-process technology that had not reached technological feasibility at the time of MathLogic's formation in May 1997. To determine the value of the in-process technology, the Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to in-process research and development projects that had not yet reached technological feasibility and does not have alternative future uses.

     Other Merger and Acquisition Related Costs, including Amortization of Goodwill and Other Intangible Assets. During the second quarter of 1998 and 1997, the Company incurred merger and acquisition related costs of $1.2 million and $463,000, respectively. During the first half of 1998 and 1997, the Company incurred merger and acquisition related costs of $2.1 million and $1.4 million, respectively. In 1998, the Company incurred charges of approximately $743,000 and $700,000 for the acquisition of Classifieds2000 and MatchLogic, respectively. The remainder of the merger and acquisition related costs for the first half of 1998 and all of the costs for the comparable period of the prior year related to the amortization of goodwill and other purchased intangibles resulting primarily from the WebCrawler acquisition.

     Net Interest Expense and Other. Net interest expense and other increased to $649,000 for the second quarter of 1998, compared to $112,000 for the comparable period of the prior year. Current year to date, net interest expense and other increased to $843,000 compared to $1,000 for the comparable period of the prior year. This increase in net interest expense and other was due primarily to an increase in interest expense resulting from the $50 million note payable due to Intuit, as well as additional capital lease obligations, non-lease financing obligations and the convertible note issued to Itochu Corporation. The overall increase in net interest expense and other was partially offset by an increase in interest income earned on cash received in June 1998 from the Company's public offering, which was used to fund operations and its obligations under the Netcenter Agreement.

     Equity Share of Losses of Affiliated Company. In October 1997, the Company and Itochu Corporation and certain affiliated entities (collectively "Itochu") entered into a joint venture agreement with respect to the Company's wholly-owned subsidiary, Excite Japan, in order to provide Web-based information services to the

Japanese market. The Company currently holds, and intends to retain, a 50% equity interest in Excite Japan. For the three and six months ended June 30, 1998, Excite's share of the losses of Excite Japan was $551,000 and $1.0 million, respectively. The Company expects that it will record increased losses from Excite Japan for at least the remainder of 1998.

YEAR 2000 IMPLICATIONS

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company has reviewed its internal programs, and has determined that there are no significant Year 2000 issues within the Company's systems or services. However, although the Company believes that its systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for Web advertising or sponsorship of Web services, which could have a material adverse effect on the Company's business, results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998 the Company had $36.0 million in unrestricted cash, cash equivalents and short-term investments, an increase of $4.2 million from December 31, 1997. During the six months ended June 30, 1998, the Company completed its merger with MatchLogic, Classifieds and Throw. The Company maintains its cash and cash equivalents in short-term and medium-term investment-grade interest-bearing securities until required for other purposes.

     The Company's operating activities for the first half of 1998 and 1997 used cash of approximately $79.9 million and $17.5 million, respectively. The increased use of cash in 1998 was mainly attributable to the $70 million cash prepayment to Netscape under the Netcenter Agreement. The Company borrowed $50.0 million from Intuit in April 1998 to fund a portion of this payment to Netscape. In June 1998, the Company repaid the loan in full, plus interest of approximately $410,000, with proceeds from the Company's public offering which closed in June 1998.

     Investing activities for the first half of 1998 and 1997 used cash of $1.6 million and $17.0 million, respectively. In the first half of 1998 and 1997, cash was used for purchases of short-term investments, property and equipment, and contributions towards its investment in Excite Japan, offset by the sales of short-term investments. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. The Company expects that its capital expenditures will increase as its employee base grows. As of June 30, 1998, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures during the remainder of 1998, a portion of which may be financed through equipment leases and bank borrowings. At June 30, 1998 the Company had $7.7 million available on equipment lease lines, and the Company believes that additional lease financing will be available to it if necessary.

     Financing activities for the first half of 1998 and 1997 generated cash of $86.3 million and $49.2 million, respectively. Financing activities for the first half of 1998 primarily consisted of cash received in connection with the issuance of stock through the Company's public offering which was completed in June 1998 and, to a lesser extent, option exercises under the Company's equity incentive plan. Financing activities for the first half of 1997 primarily consisted of a bank line of credit borrowing of $6.0 million and the sale of Common Stock to Intuit.

    In 1997, the Company entered into and borrowed on a $6.0 million line of credit. In July 1998, the Company repaid this line in full. The Company is currently negotiating a new line of credit.

     To date, the Company has had limited international operations and its exposure to foreign currency exchange rate fluctuations has been minimal. The Company evaluates its foreign currency exchange rate exposure on an ongoing basis.

     The Company has completed a number of mergers and acquisitions in the past, and expects to make other acquisitions and investments in joint ventures in the future. These mergers resulted in significant increases in headcount and overhead, as well as the assumption and payment of additional liabilities. While the Company believes that such transactions have been and will continue to be in the best interests of the Company and its shareholders, these transactions involve risks and may require additional cash investments by the Company.

     The Company believes the existing working capital balance together with cash flows generated from advertising revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next twelve months. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentages ownership of the shareholder of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    Limited Operating History; No Assurance of Profitability. The Company was founded in June 1994 and generated only limited revenues prior to 1996. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its current business can be based. In addition, the Company's business model is evolving and relies substantially upon the sale of Web advertising. The Company's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as Web advertising. Specifically, such risks include, without limitation: the inability of the Company to maintain and increase levels of traffic on the Excite Network; the inability of the Company to derive sufficient revenues from the Co-Branded Services of Netscape's Netcenter service and the additional costs the Company expects to incur in order to perform its obligations under the Netcenter Agreement; the inability of the Company to effectively integrate the technology and operations of acquired businesses or technologies with its operations, increased operating expenses as a result of the Company's recent acquisitions, the inability of the Company to expand its international operations, particularly in light of the Company's limited operating experience in the international market; the failure by the Company to continue to develop and extend the Excite and WebCrawler brands; the inability of the Company to meet minimum guaranteed impressions under sponsorship agreements; the inability of the Company to develop or acquire content for its services; the inability of the Company to generate commerce-related revenues; the failure of the Company to anticipate and adapt to a developing market; the introduction and development of equal or superior services or products by competitors, particularly in light of the fact that Microsoft and Netscape, operators of two of the most heavily-trafficked Web sites, offer competitive services; the failure of the market to adopt the Web as an advertising and commercial medium; reductions in market prices for Web advertising as a result of competition or otherwise; the inability of the Company to achieve higher cost per thousand impressions ("CPM") rates for targeted advertising or to increase the percentage of its advertising inventory sold; government regulation; the inability of the Company to identify, attract, retain and motivate qualified personnel; and general economic conditions. There can be no assurance that the Company will be successful in addressing such risks.

    Potential Fluctuations in Quarterly Results; Unpredictability of Future Revenues. The Company's operating results have varied on a quarterly basis during its limited operating history and the Company expects to experience significant fluctuations in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside the Company's control, including but not limited to: specific economic conditions relating to the Internet and the Web; usage of the Web; demand for advertising on the Excite Network as well as demand for Web-based advertising in general; changes in advertising rates as a result of competition or otherwise; seasonal trends in advertising sales; the advertising budgeting cycles of advertisers; incurrence of charges in connection with the Netcenter Agreement, the Company's distribution relationships and acquisitions; demand for the Company's services; incurrence of costs relating to acquisitions of businesses or technologies; introduction or enhancement of new or existing services by the Company and its competitors; market acceptance of new services; delays in the introduction of services or enhancements by the Company or its competitors; mix of types of advertisements sold, such as the amount of targeted advertising, which generally has higher CPM rates, sold as a percentage of total advertising sold; capacity constraints and dependencies on computer infrastructure; and general economic conditions.

    Due to all of the foregoing factors, the Company's quarterly revenues and operating results are difficult to forecast. The Company believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Also, it is likely that in some future quarter or quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be materially and adversely affected. See "Volatility of Stock Price".

     Risks Related to Netcenter Agreement. There are no minimum guaranteed revenues under the Netcenter Agreement, and there can be no assurance as to the level of revenues that the Company will generate from the Co-Branded Services. The level of advertising revenues generated by the Company from the Co-Branded Services is subject to a number of risks and uncertainties, many of which are beyond the Company's control. These include general risks associated with providing an advertising-supported Internet service, uncertainty as to whether the Company can increase its sales and marketing capabilities in order to sell sufficient advertising on the Co-Branded Services, pricing competition from Netscape as a result of advertising sold on the parts of Netcenter other than the Co-Branded Services, and risks that channels on Netcenter other than the Co-Branded Channels (such as a business channel and a sports channel) may be potentially more attractive to advertisers than the Co-Branded Services. As a result, there can be no assurance that the Company can generate substantial revenues from the Co-Branded Services.

     The Company has hired a significant number of technical and sales personnel and is incurring additional overhead costs in order to develop, host and sell advertising on the Co-Branded Services. The Company will not be reimbursed for these costs. The failure to generate revenues from the Co-Branded Services sufficient to recoup these additional costs would have a material adverse effect on the Company's business, results of operations and financial condition.

    The success of Netcenter, and the Co-Branded Services in particular, will be substantially dependent on the amount of traffic on Netcenter. Although Netscape has made certain exposure guarantees with respect to Netcenter over the term of the Netcenter Agreement, there can be no assurance that these guarantees will be fulfilled. There is intense competition for attracting Web users, which competition may be exacerbated by the upcoming release of Microsoft's Windows 98 operating system. Furthermore, many current Web users may not choose to utilize Netcenter over other available Internet services. Any failure of Netcenter to attract substantial user traffic would materially and adversely affect the Company's business, results of operations and financial condition. Additionally, the Netcenter Agreement provides that all page views generated from the Co-Branded Services shall be deemed to be traffic attributable to Netscape. As a result, the Company may not receive credit, under certain audience measurement statistics, which are commonly used by advertisers in making their advertising placements, for traffic generated through the Co-Branded Services.

    As part of the Netcenter Agreement, the Excite Network will also be featured as a "premier provider" on Netscape's Net Search page, and will be similarly featured on the "Netcenter Widget" tool, which will be accessible from Netcenter. Because Netscape only guarantees a specified number of impressions from its Net Search page (as compared to a number of users who "click through" to the Excite Network), there can be no assurance that this new "premier provider" arrangement will result in significant increases in traffic on the Excite Network. Although Netscape has guaranteed a minimum number of users who "click through" to the Excite Network from the Netcenter Widget, Netscape is not obligated to keep this tool on Netcenter after the first six months of the term of the Netcenter Agreement. Accordingly, there can also be no assurance that this tool will provide the Excite Network with significant amounts of traffic.

    The Netcenter Agreement is subject to termination if the Company materially breaches its obligations under the Netcenter Agreement. In addition, if Netscape believes that the Company's Excite service or that the content provided by Excite for the Netcenter service contains any content that Netscape deems likely to cause it material harm, Netscape may terminate the Netcenter Agreement if the Company has not revised such objectionable content within five days after notice from Netscape. In the event of such terminations, Netscape will not be obligated to refund any portion of the amounts prepaid by the Company and the Company will not be entitled to receive any reimbursement for its costs incurred in performing its obligations under the Netcenter Agreement. Moreover, many of the Company's obligations to be performed under the Netcenter Agreement must be performed according to standards determined by Netscape at its sole discretion.

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

     Risks Related to Sponsorships. The Company derives a substantial portion of its revenues from sponsorship arrangements with third parties to provide sponsored services and placements on the Excite Network. In connection with these arrangements, the Company may receive sponsorship fees, and in connection with certain of its more recent arrangements it may receive a portion of transaction revenues received by such sponsors from users originated through the Excite Network. These arrangements expose the Company to potentially significant financial risks, including the risk that the Company fails to deliver required minimum levels of user impressions (in which case, these agreements are typically subject to termination) and that third party sponsors do not renew the agreements at the end of their term. These arrangements also require the Company to integrate sponsors' content with the Company's services, which can require the dedication of resources and significant programming and design efforts to accomplish. There can be no assurance that the Company will be able to attract additional sponsors or that it will be able to renew existing sponsorship arrangements when they expire. In addition, the Company has granted exclusivity provisions to certain of its sponsors, and may in the future grant additional exclusivity provisions. Such exclusivity provisions may have the effect of preventing the Company, for the duration of such exclusivity arrangements, from accepting advertising or sponsorship arrangements with respect to portions of a channel or service, an entire channel, across an entire service or over the entire Excite Network. The inability of the Company to enter into further sponsorship or advertising arrangements as a result of its exclusivity arrangements or otherwise could have a material adverse effect on the Company's business, results of operations and financial condition.

     Risks Associated with Banner Advertising. The Company derives a substantial portion of its revenues from the sale of banner advertisements on the Excite Network. A majority of the Company's customers purchasing banner advertisements purchase these advertisements on a short-term basis, and many of these customers may terminate their advertising commitments at any time without penalty. Consequently, there can be no assurance that these customers will continue or increase their level of advertising on the Excite Network or that these customers will not move their advertising to competing Web sites or to other traditional media. Therefore, there can be no assurance that the Company will be successful in maintaining or increasing the amount of banner advertising on the Excite Network, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

     Developing Market; Dependence on Continued Growth in Use of the Web. The market for the Company's services has recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed services and products for use on the Web or who seek to derive significant revenues from the sale of advertisements on the Web. The Company is highly dependent upon the increased use of the Web for information, publication, distribution and commerce, and there can be no assurance that the use of the Web for these purposes will continue to grow at its current rate or at all. The growth of the use of the Web may be inhibited for a number of reasons, including, but not limited to, potentially inadequate development of network infrastructure, security concerns, inconsistent quality of service, lack of availability of cost-effective, high-speed service and government regulations. To the extent that use of the Web continues to grow, there can be no assurance that the Internet infrastructure will continue to support the demands placed on it by such growth or that the performance or reliability of the Internet will not be adversely affected. In addition, the Web as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media, and therefore the Web is an unproven medium for advertising-supported services. Accordingly, the Company's future operating results will depend substantially upon the increased use of the Web for information, publication, distribution and commerce and the emergence of the Web as an effective advertising medium.

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

--------------------------------------------------------------------------------

PART     II. OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 1.    LEGAL PROCEEDINGS

     On May 21, 1998, two lawsuits were filed in the Superior Court of the State of California, County of San Mateo. The first (Case No. 404918), styled as a class action complaint for alleged breach of fiduciary duties, was filed by Lazar Blisko ("Blisko") against Excite, its director and one former director. The second (Case No. 404921), also styled as a class action complaint for alleged breach of fiduciary duties, was filed by Taam Associates, Inc. ("Taam Associates") against Excite and its directors. Blisko and Taam Associates alleged in their respective complaints, among other things, that the respective defendants breached their fiduciary duties to the Company's shareholders by rejecting an unsolicited letter proposing that Excite negotiate to merge with Zapata Corporation. The complaints were voluntarily dismissed on June 18, 1998.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(All share data are reflected on a post-split basis)

         (C)      RECENT SALES OF UNREGISTERED SECURITIES

         In April 1998, the Company acquired all of the issued and outstanding capital stock of Classifieds2000, Inc. (Classifieds 2000), pursuant to a merger of a newly formed, wholly-owned subsidiary of the Company with and into Classifieds 2000, in exchange for 1,729,742 shares of the Company's Common Stock. In addition, the Company assumed options and warrants to purchase capital stock of Classifieds2000, which options and warrants are exercisable for an aggregate of 50,238 shares of the Company's Common Stock. The issuance of shares of Common Stock and the assumption of options and warrants were made in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act".)

     In April 1998, the Company acquired all of the issued and outstanding capital stock of Throw, Inc. (Throw), pursuant to a merger of a newly formed, wholly-owned subsidiary of the Company with and into Throw, in exchange for 329,790 shares of the Company's Common Stock. In addition, the Company assumed options and warrants to purchase capital stock of Throw, which options and warrants are exercisable for an aggregate of 318,018 shares of the Company's Common Stock. The issuance of shares of Common Stock and the assumption of options and warrants were made in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act.

     In April 1998, the Company and Netscape Communications Corporation ("Netscape") entered into a two-year agreement (the "Netcenter Agreement"), under which the Company will, among other things, provide, host and sell advertising for certain Co-Branded Services for Netscape's recently announced Netcenter Service. In connection with the Netcenter Agreement, the Company issued to Netscape a warrant exercisable for an aggregate of 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million. The issuance of warrants to purchase shares of Common Stock were made in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(All votes below are reflected on a pre-split basis)

On June 16, 1998, the Company's Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for action or approval.

1. The shareholders elected four directors of the Company, each to serve until the next Annual Meeting of Shareholders and until his successor is duly elected and qualified or until his earlier resignation or removal. The votes for these directors are set forth below.

                                          For                Against
                                    -----------------    -----------------

         George Bell                    19,567,545               58,241
         Joseph R. Kraus, IV            19,566,267               59,519
         Vinod Khosla                   19,567,805               57,981
         Geoffrey Y. Yang               19,565,735               60,051

     Other matters voted upon and approved by the shareholders at the meeting, and the number of votes cast with respect to each such matter, were as follows:

2. The shareholders approved a proposal to amend the Company's 1996 Equity Incentive Plan to increase the number of shares issuable thereunder by an aggregate of 3,300,000 shares (6,600,000 shares after giving effect to the stock split).

            For                    Against                 Abstain              Broker Non Votes
            ----                   -------                 -------              -----------------
         15,514,548                974,863                 47,354                  3,089,021

3. The shareholders approved a proposal to amend the Company's 1996 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by an aggregate of 300,000 shares (600,000 shares after giving effect to the stock split).

            For                    Against                 Abstain              Broker Non Votes
            ----                   -------                 -------              -----------------
         16,326,811                90,436                  45,992                  3,162,547

4. The shareholders approved a proposal to change the Company's state of incorporation from California to Delaware.

            For                    Against                 Abstain              Broker Non Votes
            ----                   -------                 -------              -----------------
         15,535,959                883,504                 43,776                  3,162,547

5. The shareholders approved a proposal to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000.

            For                    Against                 Abstain              Broker Non Votes
            ----                   -------                 -------              -----------------
         19,469,131                110,289                 46,366                       --

6. The shareholders approved a proposal to ratify the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1998.

            For                    Against                 Abstain              Broker Non Votes
            ----                   -------                 -------              -----------------
         19,575,279                 9,576                  40,931                       --

ITEM 5.   OTHER INFORMATION

     On June 29, 1998, the Company appointed Jeffrey Berg, President and Chief Executive Officer of International Creative Management, to its Board of Directors.

     In June 1998, the Company and Telecom Italia entered into a non-binding Memorandum of Understanding to launch an Italian navigation hub joint venture. The joint venture will program certain portions of www.tin.it, the Internet site of TIN, a division of Telcom Italia and one of Italy's leading Internet access providers, as well as providing an Italian language search and directory service under the Excite brand. Subject to the completion and approval of the necessary definitive agreements, the new service is expected to launch later this year.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

         The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.


     (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

         On April 1, 1998, the Company filed a Form 8-K/A under Item 7 which amends the financial statements, exhibits or other portions of its Current Report on Form 8-K dated February 2, 1998, related to the completion of a transaction between the Company and MatchLogic, Inc. (MatchLogic) whereby a wholly-owned subsidiary of the Company merged (the Merger) with and into MatchLogic. Upon completion of the Merger, MatchLogic became a wholly-owned subsidiary of the Company.

         On April 17, 1998, the Company filed a Form 8-K under Item 5 announcing that the Company entered into a definitive agreement to acquire Classifieds2000, Inc. and under Item 7 regarding recent press releases.

         On May 11, 1998, the Company filed a Form 8-K under Item 5 announcing that the Company entered into a Netcenter Services Agreement with Netscape Communications Corporation and under Item 7 regarding current press releases.

         On May 15, 1998, the Company filed a Form 8-K under Item 5 regarding the restatement of the Company's consolidated audited financial statements to reflect the acquisition of MatchLogic, a company that the Company acquired in February 1998 in a transaction accounted for as a pooling of interests.

         On May 19, 1998, the Company filed a Form 8-K under Item 5 whereby the Company reported selected data concerning its operations for the 30-day period ended April 30, 1998, subsequent to its April 1, 1998 acquisition of Classifieds2000, Inc.

         On June 1, 1998, the Company filed a Form 8-K under Item 5 regarding an unsolicited business combination proposal.

--------------------------------------------------------------------------------

SIGNATURES

--------------------------------------------------------------------------------


       In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EXCITE, INC.




Date:  August 14, 1998           By: /s/ George Bell
                                     -------------------------------------
                                     George Bell
                                     President and Chief Executive Officer



                                 By: /s/ Robert C. Hood
                                     ---------------------------------------
                                     Robert C. Hood
                                     Executive Vice President,
                                     Chief Administrative Officer and
                                     Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT NO.                    DESCRIPTION
        ----------                     -----------

          3.03        Certificate of Amendment to Restated Articles of
                      Incorporation, which is incorporated by reference to
                      Exhibit 4.02 to the Registration Statement on Form S-8
                      (File No. 333-59329) filed with the Securities and
                      Exchange Commission on July 17, 1998.
         10.01        Netcenter Services Agreement dated as of April 29, 1998
                      between the Registrant and Netscape Communication
                      Corporation.
         10.02*       Registrant's 1996 Equity Incentive Plan, as amended on
                      June 16, 1998, which is incorporated herein by reference
                      to Exhibit 4.04 to the Registrant's Statement on Form S-8
                      (File No. 333-59329) filed with the Securities and
                      Exchange Commission on July 17, 1998.
         10.04*       Registrant's 1996 Employee Stock Purchase Plan, as amended on June 16, 1998, which is incorporated herein by
                      reference to Exhibit 4.05 to the Registrant's Statement on
                      Form S-8 (File No. 333-59329) filed with the Securities
                      and Exchange Commission on July 17, 1998.
           27         Financial Data Schedule. (EDGAR version only)

     *  Indicates compensatory plan or arrangement.
                                       25