Form 10-Q/A
period 1998-03-31
EXCITE INC
filed 1998-09-10
CIK 1007297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                  FORM 10-Q/A

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

Item 2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998 is amended to read as follows:

PART I:  FINANCIAL INFORMATION

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

    Distribution License Fees and Data Acquisition Costs. Distribution license fees and data acquisition costs consist principally of fees paid to third-party Internet companies such as Netscape to provide entry points to the excite Network and starting in 1997, costs to update and maintain the ad targeting and tracking database which is continually being updated by the Company's MatchLogic subsidiary. Distribution license fees and data acquisition costs were $30,000 in the first quarter of 1997 and $4.0 million in the first quarter of 1998. The Company expects to expense approximately $56.8 million in the second quarter of 1998. The amount expensed in the second quarter of 1998 represents the amount by which the sum of the prepayment guarantees ($70.0 million) and the independent valuation of the warrants issued ($16.1 million) exceeds the anticipated future net revenues from the Netcenter Agreement over its two year term. Future net revenues were calculated using estimated gross revenues less the probable future costs of all goods and services necessary to earn the revenues. The remaining capitalized amount of approximately $29.3 million will be amortized ratably over the remainder of the term of the Netcenter Agreement. The first quarter of 1998 reflects distribution license fees related to agreements entered into with Netscape in March 1997 as well as data acquisition costs incurred by MatchLogic.

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

    In April 1998, the Company paid $50.0 million to Netscape as part of its cash prepayment obligations under the Netcenter Agreement, and the Company is obligated to pay Netscape an additional $20.0 million by June 30, 1998. The Company borrowed $50.0 million from Intuit, which is a principal shareholder of the Company, in April 1998 to fund the $50.0 million payment to Netscape. The loan bears interest at 5.9% per annum and is due no later than October 30, 1998.

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

    Under the Netcenter Agreement, the Company will only receive revenues generated from the Co-Branded Services and not from any other part of Netcenter. In addition, the Company must pay Netscape a portion of such revenues after recouping part of the Cash Payment. Thereafter, the Company must pay Netscape a percentage of the revenues received from the Co-Branded Services. There are no minimum guaranteed revenues under the Netcenter Agreement, and there can be no assurance as to the level of revenues that the Company will generate from the Co-Branded Services. The level of advertising revenues generated by the Company from the Co-Branded Services is subject to a number of risks and uncertainties, many of which are beyond the Company's control. These include general risks associated with providing an advertising-supported Internet Service, uncertainty as to whether the Company can increase its sales and marketing capabilities in order to sell sufficient advertising on the Co-Branded Services, pricing competition from Netscape as a result of advertising sold on the parts of Netcenter other than the Co-Branded Services, and risks that channels on Netcenter other than the Co-Branded Channels (which channels will include a business channel and a sports channel) may be potentially more attractive to advertisers than the Co-Branded Channels. Because Netscape is responsible for programming the Netcenter home page and other portions of Netcenter that are not co-branded, Excite is relying upon Netscape's programming of the Netcenter home page and other portions of Netcenter to create a demographic mix of traffic flows that is similar to that experienced by the Company. Netscape has no experience in such activities. As a result, the Company has no means of controlling the programming on these pages so as to maximize the exposure of the co-branded channels and search services. As a result, the Company also has little means of controlling the mix of traffic to the co-branded channels and search service, which could have different revenue opportunities to the Company as advertisers may be willing to pay more to advertise on certain content channels. As a result, there can be no assurance that the Company can generate sufficient revenues from the Co-Branded Services to recoup the portion of the Cash Payment against which the Company's revenue sharing obligations will be offset, or to recoup costs incurred by the Company under the Netcenter Agreement.

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

    As part of the Netcenter Agreement, the Excite Network will also be featured as a "premier provider" on Netscape's Net Search page, and will be similarly featured on the "Netcenter Widget" tool which will be accessible from Netcenter. Because Netscape only guarantees a specified number of impressions from its Net Search page (as compared to a number of users who "click through" to the Excite Network), there can be no assurance that this new "premier provider" arrangement will result in significant increases in traffic on the Excite Network. Although Netscape has guaranteed a minimum number of users who "click through" to the Excite Network from the Netcenter Widget, Netscape is not obligated to keep this tool on Netcenter after the first six months of the term of the Netcenter Agreement. Accordingly, there can also be no assurance that this tool will provide the Excite Network with significant amounts of traffic. In entering into the Netcenter Agreement, Excite has assumed that "click throughs" from the Netsearch page will be similar to the historical performance of the Netsearch page experienced by Excite over the prior two agreements with Netscape. The "click through" rate is influenced by brand strength of the search provider, and by the layout and programming of the Netsearch page itself. Thus, Excite's projections for the co-branded search service are dependent on Netscape's ability to establish its brand as a search provider and its ability to program the site to maintain the historical level of "click throughs." Under performance, in terms of users clicking through from the home page to the co-branded channels or to Excite services, would negatively impact Excite's expectations for the Agreement.

     The distribution of traffic from Netscape to Excite throughout the term of the Netcenter Agreement significantly impacts Excite's ability to recoup the amount it has prepaid under the Netcenter Agreement. Although Netscape has made certain traffic exposure guarantees, there can be no assurance that these guarantees will be fulfilled within the two-year term of this contract. Nor is there a guarantee that the timing of the delivery of these impressions during this period will be consistent with the assumptions made in the Company's determination of the value of the Netcenter Agreement, as Netscape is not obligated to meet these guarantees on any specific schedule and, if the delivery of Netscape's traffic guarantees is more heavily weighted toward the end of the contract term than projected, Excite's expectations as to the net present value of the Agreement would be negatively impacted.

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

SIGNATURES



      In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EXCITE, INC.


Date:  September 9, 1998            By: /s/ ROBERT C. HOOD
                                        ---------------------------------------
                                        Robert C. Hood
                                        Executive Vice President,
                                        Chief Administrative Officer and
                                        Chief Financial Officer