Form 10-Q/A
period 1998-06-30
EXCITE INC
filed 1998-09-10
CIK 1007297

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                  FORM 10-Q/A

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

Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 are amended to read as follows:

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

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.       SEGMENT INFORMATION

     The Company operates in the Internet navigation industry and the Internet ad serving and targeting business segments. Prior to the merger with MatchLogic, the Company operated only in the Internet navigation industry. The Company's management has determined the operating segments based upon how the business is managed and operated. MatchLogic, which provides Internet ad serving and targeting services, operates as an independent subsidiary of Excite with its own sales force, research and development and operations departments. This asset will be subject to regular review to ensure that the actual financial effects experienced under the arrangement approximate those anticipated at the time of the transaction. Additional adjustments to write down the asset may be required if subsequent analysis shows that the remaining asset is not supported by the revised estimates.

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

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In the second quarter of 1998 the Company charged a total of $56.8 million to operations. The amount expensed represents the amount by which the sum of the prepayment guarantees ($70.0 million) and the independent valuation of the warrants issued ($16.1 million) exceeds the anticipated future net revenues from the Netcenter Agreement over its two year term. Future net revenues were calculated using estimated gross revenues less the probable future costs of all goods and services necessary to earn the revenues. The remaining capitalized amount of $29.3 million will be amortized ratably over the remainder of the term of the Netcenter Agreement. This asset will be subject to regular review to ensure that the actual financial effects experienced under the arrangement approximate those anticipated at the time of the transaction. Additional adjustments to write down the asset may be required if subsequent analysis shows that the remaining asset is not supported by the revised estimates.

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

     Distribution License Fees and Data Acquisition Costs. Distribution license fees and data acquisition costs consist principally of fees paid to third-party Internet companies such as Netscape to provide entry points to the Excite Network and costs to update and maintain the ad targeting and tracking database which is continually being updated by the Company's MatchLogic subsidiary. Distribution license fees and data acquisition costs were $62.0 million for the second quarter of 1998, as compared to $1.7 million for the comparable period in 1997. For the current year to date, distribution license fees and data acquisition costs were $66.0 million, compared to $1.7 million for the comparable period in the prior year. The 1998 costs included a $56.8 million charge related to the Netcenter Agreement. The approximately $56.8 million amount expensed in the second quarter of 1998 represents the amount by which the sum of the prepayment guarantees ($70.0 million) and the independent valuation of the warrants issued ($16.1 million) exceeds the anticipated future net revenues from the Netcenter Agreement over its two year term. Future net revenues were calculated using estimated gross revenues less the probable future costs of all goods and services necessary to earn the revenues. The remaining capitalized amount of approximately $29.3 million will be amortized ratably over the remainder of the term of the Netcenter Agreement. The 1998 costs also include distribution license fees related to agreements entered into with Netscape in March 1997 as well as data acquisition costs incurred by MatchLogic during the period.

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

     The Company's operating activities for the first half of 1998 and 1997 used cash of approximately $79.9 million and $17.5 million, respectively. The increased use of cash in 1998 was mainly attributable to the $70 million cash prepayment to Netscape under the Netcenter Agreement. The Company borrowed $50.0 million from Intuit, which is a principal shareholder of the Company, in April 1998 to fund a portion of this payment to Netscape. In June 1998, the Company repaid the loan in full, plus interest of approximately $410,000, with proceeds from the Company's public offering which closed in June 1998.

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

     Risks Related to Netcenter Agreement. Under the Netcenter Agreement, the Company will only receive revenues generated from the Co-Branded Services and not from any other part of the Netcenter. In addition, the Company must pay Netscape a portion of such revenues after recouping part of the Cash Payment. Thereafter, the Company must pay Netscape a percentage of the revenues received from the Co-Branded Services. The amount to be expensed under the Netcenter Agreement represents the amount by which the sum of the prepayment guarantees ($70.0 million) and the independent valuation of the warrants issued ($16.1 million) exceeds the anticipated future net revenues from the Netcenter Agreement over its two year term. There are no minimum guaranteed revenues under the Netcenter Agreement, and there can be no assurance as to the level of revenues that the Company will generate from the Co-Branded Services. The level of advertising revenues generated by the Company from the Co-Branded Services is subject to a number of risks and uncertainties, many of which are beyond the Company's control. These include general risks associated with providing an advertising-supported Internet service, uncertainty as to whether the Company can increase its sales and marketing capabilities in order to sell sufficient advertising on the Co-Branded Services, pricing competition from Netscape as a result of advertising sold on the parts of Netcenter other than the Co-Branded Services, and risks that channels on Netcenter other than the Co-Branded Channels (such as a business channel and a sports channel) may be potentially more attractive to advertisers than the Co-Branded Services. Because Netscape is responsible for programming the Netcenter home page and other portions of Netcenter that are not co-branded, Excite is relying upon Netscape's programming of the Netcenter home page and other portions of Netcenter to create a demographic mix of traffic flows that is similar to that experienced by the Company. Netscape has no experience in such activities. As a result, the Company has no means of controlling the programming on these pages so as to maximize the exposure of the co-branded channels and search services. As a result, the Company also has little means of controlling the mix of traffic to the co-branded channels and search service, which could have different revenue opportunities to the Company as advertisers may be willing to pay more to advertise on certain content channels. As a result, there can be no assurance that the Company can generate substantial revenues from the Co-Branded Services to recoup the portion of the Cash Payment against which the Company's revenue sharing obligations will be offset, or to recoup costs incurred by the Company under the Netcenter Agreement.

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

     The Netcenter Agreement is subject to termination if the Company materially breaches its obligations under the Netcenter Agreement. In addition, if Netscape believes that the Company's Excite service or that the content provided by Excite for the Netcenter service contains any content that Netscape deems likely to cause growth of the use of the Web may be inhibited for a number of reasons, including, but not limited to, potentially inadequate development of network infrastructure, security concerns, inconsistent quality of service, lack of availability of cost-effective, high-speed service and government regulations. To the extent that use of the Web continues to grow, there can be no assurance that the Internet infrastructure will continue to support the demands placed on it by such growth or that the performance or reliability of the Internet will not be adversely affected. In addition, the Web as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media, and therefore the Web is an unproven medium for advertising-supported services. Accordingly, the Company's future operating results will depend substantially upon the increased use of the Web for information, publication, distribution and commerce and the emergence of the Web as an effective advertising medium.

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