Form 10-Q/A
period 1998-06-30
EXCITE INC
filed 1998-10-19
CIK 1007297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

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

                          ---------------------------

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

                          ----------------------------

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

================================================================================

Items 1 and 2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 are amended to read as follows:
--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                  EXCITE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    JUNE 30,           DECEMBER 31,
                                                                      1998                1997
                                                                 --------------        ------------
                                                                 (unaudited)(2)            (1)
Current assets:
   Cash and cash equivalents                                       $  20,168           $  15,366
   Short-term investments                                             15,804              16,398
   Restricted investments                                                287                 302
   Accounts receivable                                                27,090              20,907
   Related party receivable                                            3,809                 174
   Prepaid Netscape distribution costs and trademarks,
      current portion                                                 42,332                  --
   Prepaid expenses and other current assets                           3,744               1,975

                                                                   ---------           ---------
      Total current assets                                           113,234              55,122

Property and equipment                                                20,205              15,143
Investment in affiliated company                                       1,326                  --
Prepaid Netscape distribution costs and trademarks                    44,164                  --
Intangible assets                                                      1,871               1,771
Other assets                                                           2,841               4,657

                                                                   ---------           ---------
                                                                   $ 183,641           $  76,693

                                                                   =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bank line of credit and other notes payable                     $   6,557           $   6,100
   Accounts payable                                                    6,123               5,717
   Capital lease obligations, current portion                          4,869               3,178
   Non-lease financing, current portion                                1,162               1,176
   Related party liabilities                                           1,988               1,575
   Other accrued liabilities                                          21,196              14,406
                                                                   ---------           ---------
      Total current liabilities                                       41,895              32,152

Capital lease obligations                                              7,081               3,076
Non-lease financing                                                    1,034               1,613
Convertible note                                                       5,000               5,000
Shareholders' equity:
   Convertible preferred stock                                           813               9,518
   Common stock                                                      260,353             122,913
   Deferred compensation                                              (1,157)             (1,440)
   Unrealized gain on available-for-sale investments                     105                  15
   Accumulated deficit                                              (131,483)            (96,154)

                                                                   ---------           ---------
      Total shareholders' equity                                     128,631              34,852

                                                                   ---------           ---------
                                                                   $ 183,641           $  76,693

                                                                   =========           =========

(1)  Derived from audited financial statements as of December 31, 1997.

(2)  See Note 7 "Restatement of Financial Statements".

            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)


                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                                ---------------------------           --------------------------
                                                  1998               1997               1998               1997
                                                --------           --------           --------           --------
                                                   (1)                                  (1)
Revenues                                        $ 33,005           $ 10,089           $ 56,006           $ 17,604

Cost of revenues:
  Hosting costs                                    3,667              1,684              6,455              3,536
  Royalties and other cost of revenues             2,792                556              5,598              1,096
  Amortization of purchased technology                --              1,938                 --              4,337
                                                --------           --------           --------           --------
        Total cost of revenues                     6,459              4,178             12,053              8,969

                                                --------           --------           --------           --------
Gross profit                                      26,546              5,911             43,953              8,635

Operating expenses:
  Research and development                         7,291              3,617             13,191              6,683

  Sales and marketing                             14,918              7,199             24,992             13,480

  Distribution license fees and data
     acquisition costs                             5,179              1,707              9,165              1,737
  General and administrative                       3,928              1,843              6,684              3,132

  In-process technology                           16,200              2,346             16,200              2,346

  Merger and acquisition related
     costs, including amortization of
     goodwill and other purchased
     intangibles                                   1,167                463              2,144              1,416
  Amortization of prepaid Netscape
     service                                       2,525                 --              2,525                 --
                                                --------           --------           --------           --------
        Total operating expenses                  51,208             17,175             74,901             28,794

                                                --------           --------           --------           --------
Operating loss                                   (24,662)           (11,264)           (30,948)           (20,159)

Net interest expense and other                      (649)              (112)              (843)                (1)

Equity share of losses of affiliated
   company                                          (551)                --             (1,030)                --
                                                --------           --------           --------           --------
Net loss                                        $(25,862)          $(11,376)          $(32,821)          $(20,160)

                                                ========           ========           ========           ========
Basic and diluted net loss per share            $  (0.55)          $  (0.46)          $  (0.75)          $  (0.84)

                                                ========           ========           ========           ========
Shares used in computing net loss per             46,600             24,686             43,967             24,142
   share
                                                ========           ========           ========           ========

(1)  See Note 7 "Restatement of Financial Statements".

                  See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------
                                                                      1998              1997
                                                                   ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                 (1)
   Net loss                                                        $(32,821)          $(20,160)

   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Amortization of deferred compensation                              444                 80

     Depreciation                                                     5,157              2,416

     Amortization of intangibles                                        701              5,754

     In-process technology                                           16,200              2,346

     Amortization of Netscape service, distribution
        costs and trademarks                                          3,380                 --

     Gain on disposal of fixed assets                                   (62)                --

     Changes in assets and liabilities:

       Accounts receivable                                           (5,683)            (5,372)

       Related party receivable                                      (3,222)                --

       Prepaid Netscape distribution costs and trademarks           (69,999)                --

       Prepaid expenses and other current assets                     (1,798)              (990)

       Other assets                                                   1,817               (326)

       Accounts payable                                                 113               (658)

       Accrued compensation                                             406              1,813

       Other accrued liabilities                                      5,475             (2,408)
                                                                   --------           --------
         Net cash used in operating activities                      (79,892)           (17,505)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (2,354)            (6,183)

   Proceeds from disposal of fixed assets                               257                 --

   Purchases of investments                                         (13,949)           (30,129)

   Sales and maturities of investments                               15,765             19,567

   Investment in affiliated company                                  (1,326)              (290)
                                                                   --------           --------
         Net cash used in investing activities                       (1,607)           (17,035)

                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease and other financing
      obligations                                                    (2,515)              (787)
   Proceeds from bank lines of credit and other notes
      payable                                                            --              6,000
   Payments on bank lines of credit and other notes
      payable                                                          (117)            (1,100)
   Proceeds from sale of redeemable convertible
      preferred stock                                                    --              6,385
   Proceeds from issuance of common stock                            88,933             38,681

                                                                   --------           --------
         Net cash provided by financing activities                   86,301             49,179

                                                                   --------           --------
Net increase in cash and cash equivalents                             4,802             14,639

Cash and cash equivalents at beginning of period                     15,366              3,971

                                                                   --------           --------
Cash and cash equivalents at end of period                         $ 20,168           $ 18,610

                                                                   ========           ========

NON-CASH FINANCING ACTIVITIES:
   Amendment of common stock warrant to preferred stock
     warrant                                                       $     --           $  1,625
   Property and equipment acquired under capital leases
      and other non-lease financing                                   7,593              1,967

   Conversion of preferred stock to common stock                      8,705                 --



(1)  See Note 7 "Restatement of Financial Statements".


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

                                  EXCITE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


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

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                ---------------------     ---------------------
                                                  1998         1997         1998          1997
                                                --------     --------     --------     --------
                                                (In thousands, except per share data; unaudited)
Net loss                                        $(25,862)    $(11,376)    $(32,821)    $(20,160)
                                                ========     ========     ========     ========
  Weighted average shares outstanding             47,370       25,889       44,860       25,159
  Weighted average common shares issued
    subject to repurchase agreements                (770)      (1,203)        (893)      (1,017)
                                                --------     --------     --------     --------
Shares used to compute basic and diluted net
  loss per share                                  46,600       24,686       43,967       24,142
                                                ========     ========     ========     ========
Basic and diluted net loss per share            $  (0.55)    $  (0.46)    $  (0.75)    $  (0.84)
                                                ========     ========     ========     ========

      Stock Split

    In June 1998, the Board of Directors declared a two-for-one stock split which was in the form of a 100% stock dividend. The dividend was paid on July 20, 1998 to shareholders of record on July 6, 1998. All of the share and per share data have been adjusted to reflect this stock split.

2.      BUSINESS COMBINATIONS

    Excite completed the following acquisitions for the six months ended June 30, 1998:

                                                         Shares of Excite        Shares of Options
Company Acquired                       Date Acquired     Common Stock Issued    and Warrants Assumed
-------------------------------        ---------------   ----------------       --------------------
MatchLogic, Inc. ("MatchLogic")        February   1998        6,122,240             1,048,838
Classifieds2000, Inc.
   ("Classifieds2000")                 April      1998        1,729,742                50,238
Throw, Inc. ("Throw")                  April      1998          329,790               318,018

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

                                  EXCITE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


    Separate results of the combined entities through the periods preceding the merger (February 2, 1998) are as follows:

                                                  PERIOD             SIX MONTHS
                                                  ENDED                 ENDED
                                                FEBRUARY 2,            JUNE 30,
                                                   1998                  1997
                                                -----------          -----------
                                                   (In thousands, unaudited)
Revenues:
  Excite                                         $  5,598              $ 17,010
  MatchLogic                                          376                   594
                                                 --------              --------
                                                 $  5,974              $ 17,604
                                                 ========              ========
Net loss:
  Excite                                         $ (1,656)             $(16,674)
  MatchLogic                                       (1,388)               (3,486)
                                                 --------              --------
                                                 $ (3,044)             $(20,160)
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

                                  EXCITE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

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

  Information by Operating Segment:

                                                       INTERNET     AD SERVING
                                                      NAVIGATION    & TARGETING      TOTAL
                                                      ----------    -----------   -----------
                                                            (In thousands; unaudited)
Three Months Ended June 30, 1998
Operating information:
  Revenues from external customers                    $ 28,368      $   4,637     $   33,005
  Distribution license fees and data acquisition
    costs                                                4,295            884          5,179
  Segment operating loss                               (21,720)        (2,942)       (24,662)

Six Months Ended June 30, 1998
Operating information:
  Revenues from external customers                   $  49,457      $   6,549     $   56,006
  Distribution license fees and data acquisition
     costs                                               7,672          1,493          9,165
  Segment operating loss                               (23,637)        (7,311)       (30,948)

Balance sheet information:
  Total assets                                        $174,868      $   8,773     $  183,641


5.      RELATED PARTY TRANSACTION

    In April 1998, the Company borrowed $50.0 million from a principal shareholder. The loan bore interest at 5.9% per annum and was due no later than October 30, 1998. In June 1998, the Company repaid the loan in full, plus interest of approximately $410,000, with proceeds from the public offering. (See
Note 3).

6.      SIGNIFICANT AGREEMENTS

    In April 1998, the Company and Netscape Communications Corporation ("Netscape") entered into a two-year agreement (the "Netcenter Agreement") with respect to Netscape's recently announced "Netcenter" online service. Under the Netcenter Agreement, the Company will provide programming and content for the co-branded channels to be offered on Netscape's Netcenter online service and will develop a Web search and directory service for Netscape (collectively, the "Co-Branded Services"). In addition, the Company's Classifieds2000 service will be featured as the provider of classified advertising (excluding career and job posting classified ads) for the Netcenter service. The Company will also be featured as a "premier provider" on the "Net Search" page of Netscape's Web site and will also be similarly featured on the Netcenter "Netcenter Widget" tool. The Company will be responsible for advertising sales for, and will pay to Netscape a percentage of advertising revenues generated from, the co-branded Netcenter channels, the search service and the directory service, and will also be required to make payments based upon the amount of traffic generated from the Net Search page and the Netcenter Widget tool. The Company has paid a total of $70.0 million as a prepayment of its obligations under the Netcenter Agreement. In addition, the Company has issued a warrant to Netscape to purchase 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million. The original fair value assigned to the warrants was $16.1 million.

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

                                  EXCITE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


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

    In the second quarter of 1998 the Company capitalized $29.3 million as Prepaid Distribution Fees and charged $56.8 million to operations as a non-recoverable portion of the prepayment to Netscape. The Company had previously concluded that there was no reasonable basis to assume a probable recovery of the value of the prepayment and warrants issued to Netscape. Specifically, the Company had developed a valuation model to calculate the anticipated incremental net revenues that would be earned from the Netcenter Agreement over its term of two years. This model determined that an amount of $56.8 million was not expected to be recovered from anticipated future revenue streams. Accordingly, the Company expensed this amount in its originally reported June 30, 1998 operating results.

    After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has revised the original accounting for this transaction and increased the fair value of the warrants issued to Netscape by $3.8 million. The total consideration of $89.9 million has been capitalized as Prepaid Netscape Distribution Fees and Trademarks. The amount capitalized represents the amount of the sum of the prepayments ($70.0 million) and the revised independent valuation of the warrants issued ($19.9 million) from the Netcenter Agreement. The $89.9 million, representing the combined value of marketing and distribution rights, trademarks and other exclusivities, which extend over the term of the Netcenter Agreement, will be recognized ratably over the term of the agreement as distribution services are received, commencing with the launch of the service in June, 1998.

     In the second quarter of 1998, the Company amortized a total of $3.4 million to operations in relation to the Netcenter Agreement and has restated its condensed consolidated financial statements as of and for the three and six months ended June 30, 1998. The $3.4 million charge to operations is as follows:
$855,000 million is included in Distribution License Fees and Data Acquisition Costs and $2.5 million is reported separately as Amortization of Prepaid Netscape Service. The effect of this restatement is summarized in Note 7.

7.    RESTATEMENT OF FINANCIAL STATEMENTS

    As disclosed in Note 6 and Management's Discussion and Analysis, after discussions with the staff of the SEC, the Company has revised the original accounting for the Netcenter Agreement. As a result, the Company has made an adjustment to decrease the amount previously expensed as distribution license fees and data acquisition costs.

    The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1998 is as follows (in thousands, except per share data; unaudited):

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
STATEMENT OF OPERATIONS:                       JUNE 30, 1998              JUNE 30, 1998
                                         ------------------------   ------------------------
                                         AS REPORTED    RESTATED    AS REPORTED    RESTATED
                                         -----------   ----------   ------------   ---------
Distribution license fees and data
   acquisition costs                      $  62,011    $    5,179    $   65,997   $   9,165
Amortization of prepaid Netscape
   service                                       --         2,525            --       2,525
Operating loss                              (78,969)     (24,662)      (85,255)     (30,948)
Net loss                                    (80,169)     (25,862)      (87,128)     (32,821)
                                          ==========   ==========    ==========   =========
Basic and diluted net loss per share      $    (1.72)  $    (0.55)   $    (1.98)  $   (0.75)
                                          ==========   ==========    ==========   =========


                                  EXCITE, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)



BALANCE SHEET:                                      JUNE 30, 1998
                                              ------------------------
                                              AS REPORTED     RESTATED
                                              -----------   ---------
Prepaid Netscape distribution costs and
   trademarks                                  $  29,285    $  86,496
Accumulated deficit                            $(185,791)   $(131,483)


8.     SUBSEQUENT EVENTS

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

In April 1998, the Company and Netscape entered into a two-year agreement (the "Netcenter Agreement"), under which the Company will, among other things, provide, host and sell advertising for certain Co-Branded Services for Netscape's recently announced Netcenter Service (the "Co-Branded Services"). In connection with the Netscape Agreement, the Company has paid to Netscape a total of $70.0 million (the "Cash Payment"). Also in connection with the Netcenter Agreement, the Company has issued to Netscape a warrant to purchase 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million (together, the "Warrants"). The fair value of the first warrant and the aggregate $10.0 million exercise price of the second warrant has been estimated to be $19.9 million. The Cash Payment and the value assigned to the Warrants totaling $89.9 million were capitalized as Prepaid Netscape Distribution Costs and Trademarks during the second quarter of 1998 and will be amortized over the two-year term of the Netcenter Agreement. Under the Netcenter Agreement, the Company will only recognize revenues generated from the Co-Branded Services and not from any other part of Netcenter. A portion of the revenues will be credited against the Company's revenue-sharing obligation to Netscape until the Company recoups a specified amount of the Cash Payment. Thereafter, the Company must pay Netscape a portion of additional revenues generated from the Co-Branded Services. Unless Netscape generates impressions significantly greater than the guaranteed amount as specified in the Agreement, the increased revenues to the Company resulting from the co-branded services under the Netcenter Agreement will not be sufficient to recover the combined costs of the prepayment, the warrant value and the incremental operating costs that will be incurred by the Company as a result of the Agreement. The Company anticipates that it will incur expenses for the start-up and development of the services contemplated in the Netcenter Agreement, including the costs of personnel, content creation, facilities and depreciation of assets purchased for the Netcenter Service. On this basis, the Company anticipates that the Netcenter Agreement will serve to generate losses for the Company during its term. See "Risk Factors that May Affect Future Results--Risks Related to Netcenter Agreement."

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

    The Company has incurred significant operating losses since inception, and as of June 30, 1998, the Company had an accumulated deficit of approximately $131.5 million. Although the Company experienced significant revenue growth during 1997 and the first half of 1998, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that historical operating results will be indicative of future operating results. In addition, as the Company has grown, its operating expenses have increased, and the Company expects that its operating expenses will continue to increase as a result of its acquisitions, the performance of its obligations under the Netcenter Agreement, its increased sales and marketing efforts, its increased funding for development activities and the increased general and administrative staff needed to support the Company's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that in the future the Company will be profitable on a quarterly or annual basis.

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

    Distribution License Fees and Data Acquisition Costs. Distribution license fees and data acquisition costs consist principally of fees paid to third-party Internet companies such as Netscape to provide entry points to the Excite Network and costs to update and maintain the ad targeting and tracking database which is continually being updated by the Company's MatchLogic subsidiary. Distribution license fees and data acquisition costs were $5.2 million for the second quarter of 1998, as compared to $1.7 million for the comparable period in 1997. For the current year to date, distribution license fees and data acquisition costs were $9.2 million, compared to $1.7 million for the comparable period in the prior year. The 1998 costs included distribution license fees related to agreements entered into with Netscape in March 1997 as well as data acquisition costs incurred by MatchLogic during the period. In addition, a total of $855,000 was amortized to Distribution License Fees and Data
Acquisition Costs relating to the April 1998 Netcenter Agreement.

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

    In-Process Technology. During the first half of 1998 and 1997, the Company incurred charges for in-process technology of $16.2 million and $2.3 million, respectively. The Company acquired Throw in April 1998, accounted for the transaction as a purchase, and of the total purchase price, $16.2 million was allocated to in-process technology and charged to operations in the second quarter of 1998. The 1997 charge of $2.3 million related to the value of acquired in-process technology that had not reached technological feasibility at the time of MatchLogic's formation in May 1997. To determine the value of the in-process technology, the Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to in-process research and development projects that had not yet reached technological feasibility and does not have alternative future uses.

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

    Amortization of Prepaid Netscape Service. The 1998 costs included a $2.5 million charge related to the amortization of the Prepaid Netscape Service associated with the April 1998 Netcenter Agreement. The Company anticipates incurring a total amortization charge of approximately $7.6 million per quarter relating to the Netcenter Agreement for the duration of the Agreement.

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

    The Company's operating activities for the first half of 1998 and 1997 used cash of approximately $79.9 million and $17.5 million, respectively. The increased use of cash in 1998 was mainly attributable to the $70.0 million cash prepayment to Netscape under the Netcenter Agreement. The Company borrowed $50.0 million from Intuit, which is a principal shareholder of the Company, in April 1998 to fund a portion of this payment to Netscape. In June 1998, the Company repaid the loan in full, plus interest of approximately $410,000, with proceeds from the Company's public offering which closed in June 1998.

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

    Risks Related to Netcenter Agreement. Under the Netcenter Agreement, the Company will only receive revenues generated from the Co-Branded Services and not from any other part of the Netcenter Service. In addition, the Company must pay Netscape a portion of such revenues after it recoups a majority of the Cash Payment. Thereafter, the Company must pay Netscape a percentage of the revenues received from the Co-Branded Services. The amount to be expensed under the Netcenter Agreement is separated into two components as follows: the amount which represents the anticipated future net revenues from the Netcenter Agreement ($29.3 million) will be charged to Distribution License Fees and Data Acquisition Costs, and the remaining amount ($60.6 million) representing the combined value of marketing and distribution rights, trademarks and other exclusivities will be charged ratably over the term of the Agreement to Amortization of Prepaid Netscape Service. There are no minimum guaranteed revenues under the Netcenter Agreement, and there can be no assurance as to the level of revenues that the Company will generate from the Co-Branded Services. The level of advertising revenues generated by the Company from the Co-Branded Services is subject to a number of risks and uncertainties, many of which are beyond the Company's control. These include general risks associated with providing an advertising-supported Internet service, uncertainty as to whether the Company can increase its sales and marketing capabilities in order to sell sufficient advertising on the Co-Branded Services, pricing competition from Netscape as a result of advertising sold on the parts of Netcenter other than the Co-Branded Services, and risks that channels on Netcenter other than the Co-Branded Channels (such as a business channel and a sports channel) may be potentially more attractive to advertisers than the Co-Branded Services. Because Netscape is responsible for programming the Netcenter home page and other portions of Netcenter that are not co-branded, Excite is relying upon Netscape's programming of the Netcenter home page and other portions of Netcenter to create a demographic mix of traffic flows that is similar to that experienced by the Company. Netscape has no experience in such activities. As a result, the Company has no means of controlling the programming on these pages so as to maximize the exposure of the co-branded channels and search services. As a result, the Company also has little means of controlling the mix of traffic to the co-branded channels and search service, which could have different revenue opportunities to the Company as advertisers may be willing to pay more to advertise on certain content channels. As a result, there can be no assurance that the Company can generate substantial revenues from the Co-Branded Services to recoup the portion of the Cash Payment against which the Company's revenue sharing obligations will be offset, or to recoup costs incurred by the Company under the Netcenter Agreement.

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

   Upon the termination of the Netcenter Agreement (other than a termination in connection with certain acquisitions of or by Netscape), Netscape will have a perpetual, irrevocable license to utilize certain technology used by Excite to the Co-Branded Services. Netscape will also have the right to sublicense this technology to third parties. As a result, upon termination of the Netcenter Agreement, Netscape will be able to operate Netcenter independently, without any royalty or payment obligations to Excite. In addition, if Netscape sublicenses this technology to a third party, the Excite Network could face additional competition, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                                    EXCITE, INC.




Date:  October 19, 1998              By:    /s/ Robert C. Hood
                                            -----------------------------------
                                            Robert C. Hood
                                            Executive Vice President,
                                            Chief Administrative Officer and
                                            Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT #           DESCRIPTION
---------           -----------

27.1                Financial Data Schedule