Form 10-Q
period 1998-09-30
EXCITE INC
filed 1998-11-16
CIK 1007297

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                         Commission file number 0-28064


                              -------------------


                                  EXCITE, INC.
             (Exact name of Registrant as specified in its charter)


    DELAWARE                                                77-0378215
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

                                 YES [X[ NO [ ]


    As of October 31, 1998 there were 51,595,900 shares of the Registrant's
                            Common Stock outstanding.



================================================================================

--------------------------------------------------------------------------------

                                  EXCITE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                                      INDEX

--------------------------------------------------------------------------------


                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I         FINANCIAL INFORMATION
ITEM 1.        Financial Statements:

               Condensed Consolidated Balance Sheets as of September 30,
                  1998 and December 31, 1997                                       3

               Condensed Consolidated Statements of Operations for the three
                  and nine months ended September 30, 1998 and 1997                4

               Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1998 and 1997                         5

               Notes to Condensed Consolidated Financial Statements                6

ITEM 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       12

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk         23

PART II        OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                  24

ITEM 2.        Changes in Securities and Use of Proceeds                          24

ITEM 3.        Defaults Upon Senior Securities                                    24

ITEM 4.        Submission of Matters to a Vote of Security Holders                24

ITEM 5.        Other Information                                                  24

ITEM 6.        Exhibits and Reports on Form 8-K                                   24

               Signatures                                                         26

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                  EXCITE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             1998             1997
                                                                         -------------    ------------
                                                                          (unaudited)         (1)
ASSETS
Current assets:
   Cash and cash equivalents                                               $  27,460       $  15,366
   Short-term investments                                                     11,573          16,398
   Restricted investments                                                      1,279             302
   Accounts receivable                                                        36,922          20,907
   Related party receivable                                                    3,105             174
   Prepaid Netscape distribution costs and trademarks,
      current portion                                                         43,991              --
   Prepaid expenses and other current assets                                   3,617           1,975
                                                                           ---------       ---------
      Total current assets                                                   127,947          55,122

Property and equipment                                                        26,471          15,143
Investment in affiliated company                                                 713              --
Prepaid Netscape distribution costs and trademarks                            32,758              --
Intangible assets                                                              1,446           1,771
Other assets                                                                   2,654           4,657
                                                                           ---------       ---------
                                                                           $ 191,989       $  76,693
                                                                           =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit and other notes payable                             $   6,100       $   6,100
   Accounts payable                                                            6,781           5,717
   Accrued compensation                                                        8,162           4,794
   Capital lease obligations, current portion                                  5,771           3,178
   Non-lease financing, current portion                                        1,158           1,176
   Related party liabilities                                                   2,008           1,575
   Other accrued liabilities                                                  13,484           9,612
                                                                           ---------       ---------
      Total current liabilities                                               43,464          32,152

Capital lease obligations                                                      9,967           3,076
Non-lease financing                                                            2,023           1,613
Convertible note                                                               5,000           5,000
Stockholders' equity:
   Convertible preferred stock                                                   813           9,518
   Common stock                                                                   52              39
   Additional paid-in-capital                                                270,130         122,874
   Deferred compensation                                                      (1,032)         (1,440)
   Unrealized gain on available-for-sale investments                             (98)             15
   Accumulated deficit                                                      (138,330)        (96,154)
                                                                           ---------       ---------
      Total stockholders' equity                                             131,535          34,852
                                                                           ---------       ---------
                                                                           $ 191,989       $  76,693
                                                                           =========       =========


(1) Derived from audited financial statements as of December 31, 1997

            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)


                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                            -------------------------       -------------------------
                                              1998            1997            1998             1997
                                            ---------       ---------       ---------       ---------
Revenues                                    $  44,004       $  15,962       $ 100,010       $  33,566

Cost of revenues:
  Hosting costs                                 4,447           2,518          10,902           6,054
  Royalties and other cost of revenues          3,277           1,145           8,875           2,241
  Amortization of purchased technology             --           1,939              --           6,276
                                            ---------       ---------       ---------       ---------
        Total cost of revenues                  7,724           5,602          19,777          14,571
                                            ---------       ---------       ---------       ---------
Gross profit                                   36,280          10,360          80,233          18,995

Operating expenses:
  Research and development                      8,151           4,332          21,342          11,015

  Sales and marketing                          16,294           7,858          41,286          21,338

  Distribution license fees and data
     acquisition costs                          5,664           3,216          14,829           4,953
  General and administrative                    4,264           2,837          10,948           5,969

  In-process technology                            --              --          16,200           2,346

  Merger and acquisition related
     costs, including amortization of
     goodwill and other purchased
     intangibles                                  424             530           2,568           1,946
  Amortization of prepaid Netscape
        service                                 7,574              --          10,099              --
                                            ---------       ---------       ---------       ---------
        Total operating expenses               42,371          18,773         117,272          47,567
                                            ---------       ---------       ---------       ---------
Operating loss                                 (6,091)         (8,413)        (37,039)        (28,572)

Net interest income (expense) and
   other                                         (141)            164            (984)            163
Equity share of losses of affiliated
   company                                       (614)             --          (1,644)             --
                                            ---------       ---------       ---------       ---------
Net loss                                    $  (6,846)      $  (8,249)      $ (39,667)      $ (28,409)
                                            =========       =========       =========       =========
Basic and diluted net loss per share        $   (0.14)      $   (0.27)      $   (0.86)      $   (1.07)
                                            =========       =========       =========       =========
Shares used in computing net loss per
   share                                       50,339          31,104          46,130          26,463
                                            =========       =========       =========       =========

            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    -----------------------
                                                                                      1998           1997
                                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $(39,667)      $(28,409)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of deferred compensation                                               705            119
     Depreciation                                                                      8,525          4,215
     Amortization of intangibles                                                       1,126          8,222
     In-process technology                                                            16,200          2,346
     Amortization of Netscape service, distribution
        costs and trademarks                                                          13,127             --
     Loss on disposal of fixed assets                                                     94             --
     Equity share of losses in affiliated company                                      1,644             --
     Changes in assets and liabilities:
       Accounts receivable                                                           (15,515)        (9,986)
       Related party receivable                                                       (2,498)            --
       Prepaid Netscape distribution costs and trademarks                            (69,999)            --
       Prepaid expenses and other current assets                                      (1,670)        (1,170)
       Other assets                                                                    2,003         (4,159)
       Accounts payable                                                                  771         (3,695)
       Accrued compensation                                                            2,870          2,116
       Other accrued liabilities                                                       3,462         (2,122)
                                                                                    --------       --------
         Net cash used in operating activities                                       (78,822)       (32,523)
                                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                (3,993)        (7,103)
   Proceeds from disposal of fixed assets                                                153             --
   Purchases of investments                                                          (20,121)       (33,964)
   Sales and maturities of investments                                                24,973         24,371
   Investment in affiliated company                                                   (2,357)          (290)
                                                                                    --------       --------
         Net cash used in investing activities                                        (1,345)       (16,986)
                                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease and other financing
      obligations                                                                     (5,790)          (606)
   Proceeds from bank lines of credit and other notes
      payable                                                                          6,000          6,000
   Payments on bank lines of credit and other notes
      payable                                                                         (6,574)        (1,100)
   Proceeds from sale of redeemable convertible
      preferred stock                                                                     --          6,385
   Proceeds from issuance of common stock                                             98,625         39,756
                                                                                    --------       --------
         Net cash provided by financing activities                                    92,261         50,435
                                                                                    --------       --------
Net increase in cash and cash equivalents                                             12,094            926
Cash and cash equivalents at beginning of period                                      15,366          3,971
                                                                                    --------       --------
Cash and cash equivalents at end of period                                          $ 27,460       $  4,897
                                                                                    ========       ========

NON-CASH FINANCING ACTIVITIES:
   Amendment of common stock warrant to preferred stock
      warrant                                                                       $     --       $  1,625
   Property and equipment acquired under capital leases
      and other non-lease financing                                                   15,665          2,045
   Conversion of preferred stock to common stock                                       8,705          3,232
   Issuance of preferred stock                                                            --          1,720




            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

    Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, is a global Internet media company offering consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. The Excite Network consists of the Excite (www.excite.com) and WebCrawler (www.webcrawler.com) brands, which provide a gateway to the World Wide Web (the "Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers navigate the Web, the Excite Network contains a suite of specialized information services, organized under numerous topical channels which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and other community features and personalization capabilities. Localized versions of Excite are available in Australia, China, France, Germany, Italy, Japan, Sweden, the Netherlands and the United Kingdom. The Company conducts its business within two industry segments, including the selling of banner and sponsorship advertising on the Excite Network to customers in various industries, and, through the merger with MatchLogic, Inc. ("MatchLogic") (see Note 2), ad serving and targeting services.

  Basis of Presentation

    The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

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

  Revenue Recognition

    Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. To the extent that impression deliveries are not met, the Company defers recognition of the corresponding revenues. The Company has also entered into a number of longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with Excite services and provide for more varied sources of revenue to Excite over the term of the agreements, which average between 2 to 3 years. Under these agreements, Excite earns fees for generating impressions, which in some instances are guaranteed. These revenues, as well as other revenues, are generally recognized ratably over the term of the agreements, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, the Company defers recognition of the corresponding revenues. The

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



terms of a number of these agreements provide that revenues from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized.

  Stock Split

    In June 1998, the Board of Directors declared a two-for-one stock split which was in the form of a 100% stock dividend. The dividend was paid on July 20, 1998 to stockholders of record on July 6, 1998. All of the share and per share data have been adjusted to reflect this stock split.

  Per Share Amounts

    The Company has excluded all convertible debt, convertible preferred stock, warrants and employee stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. In February 1998, all of the shares of Preferred Stock that were outstanding at December 31, 1997 converted into an equivalent number of shares of Common Stock as part of the merger with MatchLogic (see Note 2). The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997 (In thousands, except per share data; unaudited):



                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                            ---------------------     ---------------------
                                              1998         1997         1998         1997
                                            --------     --------     --------     --------
Net loss                                    $ (6,846)    $ (8,249)    $(39,667)    $(28,409)
                                            ========     ========     ========     ========
   Weighted average shares outstanding        50,969       32,470       46,897       27,596
   Weighted average common shares issued
     subject to repurchase agreements           (630)      (1,366)        (767)      (1,133)
                                            --------     --------     --------     --------
Shares used to compute basic and diluted
  net loss per share                          50,339       31,104       46,130       26,463
                                            ========     ========     ========     ========
Basic and diluted net loss per share        $  (0.14)    $  (0.27)    $  (0.86)    $  (1.07)
                                            ========     ========     ========     ========



Reclassifications

    Certain previously reported amounts have been reclassified to conform to the current presentation format.


2.   BUSINESS COMBINATIONS

    Excite completed the following acquisitions for the nine months ended September 30, 1998:

                                                   SHARES OF EXCITE   SHARES OF OPTIONS
                                                     COMMON STOCK        AND WARRANTS
COMPANY ACQUIRED                   DATE ACQUIRED        ISSUED             ASSUMED
----------------                   -------------   ----------------   -----------------
MatchLogic, Inc. ("MatchLogic")    February 1998       6,122,240          1,048,838
Classifieds2000, Inc.
  ("Classifieds2000")              April 1998          1,729,742             50,238
Throw, Inc. ("Throw")              April 1998            329,790            318,018


    In February 1998, the Company acquired MatchLogic, a private company providing advertisers and agencies with Internet advertising management services that began operations in May 1997, in a merger transaction accounted for as a pooling of interests. In connection with the acquisition of MatchLogic, the Company incurred approximately $700,000 in merger related expenses primarily for legal and other professional fees in the first quarter of 1998. All consolidated financial information has been restated to reflect the combined operations of the Company and MatchLogic.

    Separate results of the combined entities through the periods preceding the merger (February 2, 1998) are as follows (In thousands, unaudited):

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                     NINE MONTHS
                                                     PERIOD             ENDED
                                                      ENDED           SEPTEMBER
                                                 FEBRUARY 2, 1998     30, 1997
                                                 ----------------    ------------
Revenues:
  Excite                                             $  5,598         $ 31,432
  MatchLogic                                              376            2,134
                                                     --------         --------
                                                     $  5,974         $ 33,566
                                                     ========         ========
Net loss:
  Excite                                             $ (1,656)        $(22,410)
  MatchLogic                                           (1,388)          (5,999)
                                                     --------         --------
                                                     $ (3,044)        $(28,409)
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

    In April 1998, the Company acquired Throw, a developer of community products that began operations in April 1996, in a transaction accounted for as a purchase. The total purchase price was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. This includes an allocation of approximately $800,000 to other intangibles assets, which are being amortized on a straight-line basis through 1999. Approximately, $16.2 million was allocated to in-process technology and charged to operations at the time of acquisition. To determine the value of the in-process research and development, the Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to in-process research and development projects that had not yet reached technological feasibility and does not have alternative future uses. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to the Company's consolidated financial position, results of operations and cash flows.


3.     JOINT VENTURES

    In August 1998, the Company and Telecom Italia S.p.A. ("Telecom Italia") entered into a joint venture agreement to form Excite Italia BV ("Excite Italia"). The new company, Excite Italia, which is owned 50% by Excite and 50% by Telecom Italia, will program certain portions of www.tin.lit, the Internet site of TIN, a division of Telecom Italia and one of Italy's Internet access providers, as well as provide an Italian language search directory service under the Excite brand. Telecom Italia has committed to provide the initial start-up capital for the venture, while Excite will provide the core technology, related services and brand name. The cash contributed by Telecom Italia to Excite Italia is in the form of a loan and is capped at approximately 10.5 billion Lira (approximately US$6.4 million at September 30, 1998). Excite will account for its interest in the joint venture under the equity method.

    In August 1998, the Company and LibertyOne Limited ("LibertyOne") entered into a joint venture agreement to form Excite Asia Pacific Pty Ltd ("Excite Asia Pacific"). The new company, Excite Asia Pacific, is owned 50% by Excite and 50% by LibertyOne and will build an Excite branded, advertising and commerce supported Web portal for the Australian and the Asia-Pacific Internet markets. LibertyOne will contribute a total of 10.0 million Australian Dollars (approximately US$5.9 million at September 30, 1998) for a 50% equity ownership in Excite Asia Pacific. Excite will provide the core technology, related services and brand name for the remaining 50% equity ownership in Excite Asia Pacific.

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Excite will account for its interest in the joint venture under the equity method.


4.     SALE OF COMMON STOCK

    In May 1998, the Company filed a registration statement on Form S-3 with the United States Securities and Exchange Commission for the sale of shares of the Company's Common Stock in a public offering. The Company sold 3,105,000 shares of Common Stock in June 1998 at a price of $31.50 per share. Of the 3,105,000 shares sold, 2,870,000 shares (including 405,000 shares which were purchased on the exercise of the underwriters over-allotment option) were offered directly by the Company and 325,000 shares were offered by selling shareholders. The Company did not receive any proceeds from the sale of shares by selling stockholders. Proceeds to the Company from this offering were approximately $84.3 million net of offering costs.


5.     DELAWARE REINCORPORATION

    The Company was incorporated on June 9, 1994 in California and reincorporated in Delaware on August 27, 1998. The Company's Preferred Stock and Common Stock have a par value of $0.001 per share. The classification of the capital accounts reflects the effect of the reincorporation for all periods presented.


6.    SEGMENT INFORMATION

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

    Information by Operating Segment is as follows (In thousands; unaudited):

                                             INTERNET         AD SERVING
                                            NAVIGATION       AND TARGETING         TOTAL
                                            ----------       -------------       ---------
Three Months Ended September 30, 1998
Operating information:
  Revenues from external customers           $  34,633         $   9,371         $  44,004
  Distribution license fees and data
    acquisition costs                            3,608             2,056             5,664
  Segment operating income (loss)               (6,508)              417            (6,091)

Nine Months Ended September 30, 1998
Operating information:
  Revenues from external customers           $  84,090         $  15,920         $ 100,010
  Distribution license fees and data
    acquisition costs                           11,280             3,549            14,829
  Segment operating income loss                (30,145)           (6,894)          (37,039)

Balance sheet information:
  Total assets                               $ 176,935         $  15,054         $ 191,989


7.   RELATED PARTY TRANSACTION

    In April 1998, the Company borrowed $50.0 million from a principal stockholder. The loan bore interest at 5.9% per annum and was due no later than October 30, 1998. In June 1998, the Company repaid the loan in full, plus interest of approximately $410,000, with proceeds from the public offering. (See
Note 4).

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   NETSCAPE AGREEMENT

    In April 1998, the Company and Netscape Communications Corporation ("Netscape") entered into a two-year agreement (the "Netcenter Agreement") with respect to Netscape's recently announced "Netcenter" online service. Under the Netcenter Agreement, the Company will provide programming and content for the Co-Branded channels to be offered on Netscape's Netcenter online service and will develop a Web search and directory service for Netscape (collectively, the "Co-Branded Services"). In addition, the Company's Classifieds2000 service will be featured as the provider of classified advertising (excluding career and job posting classified ads) for the Netcenter service. The Company will also be featured as a "premier provider" on the "Net Search" page of Netscape's Web site and will also be similarly featured on the Netcenter "Netcenter Widget" tool. The Company will be responsible for advertising sales for, and will pay to Netscape a percentage of advertising revenues generated from, the Co-Branded Netcenter channels, the search service and the directory service, and will also be required to make payments based upon the amount of traffic generated from the Net Search page and the Netcenter Widget tool. The Company has paid a total of $70.0 million as a prepayment of its obligations under the Netcenter Agreement. In addition, the Company has issued a warrant to Netscape to purchase 846,000 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million. The original fair value assigned to the warrants was $16.1 million.

   The success of Netcenter, and the Co-Branded Services in particular, will be substantially dependent on the amount of traffic on Netcenter. Although Netscape has made certain exposure guarantees with respect to Netcenter over the term of the Netcenter Agreement, there can be no assurance as to the timing of the delivery of these guarantees or that these guarantees will be fulfilled. There are no minimum guaranteed revenues under the Netcenter Agreement, and there can be no assurance as to the level of revenues that the Company may generate from the Co-Branded Services. Many of the services to be offered by Netcenter will compete directly with those offered by the Excite Network. The level of advertising revenues that may be generated by the Company from the Co-Branded Services is subject to a number of risks and uncertainties, many of which are beyond the Company's control. In addition, the Company expects to incur significant costs to develop, host and sell advertising on the Co-Branded Services, including the costs of hiring a significant number of additional technical and sales personnel. The Company will not be reimbursed for any of these costs.

    In the second quarter of 1998 the Company capitalized $29.3 million as Prepaid Distribution Fees and charged $56.8 million to operations as a non-recoverable portion of the prepayment to Netscape. The Company had previously concluded that there was no reasonable basis to assume a probable recovery of the value of the prepayment and warrants issued to Netscape. Specifically, the Company had developed a valuation model to calculate the anticipated incremental net revenues that would be earned from the Netcenter Agreement over its term of two years. This model determined that an amount of $56.8 million was not expected to be recovered from anticipated future revenue streams. Accordingly, the Company expensed this amount in its originally reported June 30 1998 operating results.

    After discussions with the Staff of the Securities and Exchange Commission (the "SEC"), the Company has revised the original accounting for this transaction and increased the fair value of the warrants issued to Netscape by $3.8 million. The total consideration of $89.9 million has been capitalized as Prepaid Netscape Distribution Costs and Trademarks. The amount capitalized represents the amount of the sum of the prepayments ($70.0 million) and the revised independent valuation of the warrants issued ($19.9 million) from the Netcenter Agreement. The $89.9 million, representing the combined value of marketing and distribution rights, trademarks and other exclusivities, which extend over the term of the Netcenter Agreement, will be recognized ratably over the term of the agreement as distribution services are received, commencing with the launch of the service in June 1998. Prepaid Netscape Distribution Costs and Trademarks consists of the following (In thousands; unaudited):

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                 AMORTIZATION
                                                 CAPITALIZED     JUNE 1, 1998       BALANCE AS
                                                AMOUNTS AS OF         TO               OF
                                                  APRIL 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    1998             1998             1998
                                                -------------   --------------    -------------
Prepaid distribution license fees and data
  acquisition costs                               $ 29,285         $ (3,028)        $ 26,257
Prepaid Netscape service                            50,591           (8,432)          42,159
Prepaid trademark license                           10,000           (1,667)           8,333
                                                  --------         --------         --------
                                                  $ 89,876         $(13,127)        $ 76,749
                                                  ========         ========         ========


    During the nine month period ended September 30, 1998, the Company amortized $13.1 million to operations. The $13.1 million charge to operations is as follows: $3.0 million is included in Distribution License Fees and Data Acquisition Costs and $10.1 million is reported separately as Amortization of Prepaid Netscape Service.

    In July 1998, Netscape exercised a portion of the warrant issued under the Netcenter Agreement and paid approximately $5.9 million to purchase 200,000 shares of the Company's Common Stock.

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

OVERVIEW

    The Company operates the Excite Network (which includes the Excite and WebCrawler brands) and provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Excite, Inc. was formed in June 1994 and, from its inception to September 1995, its operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, providing custom product development and consulting services. The Company first launched its Excite search and directory service in October 1995. In April 1997, the Company launched a channels-based format for its service and content on the Excite brand to provide consumers with an interface that reflects the way they navigate through other forms of media and enables advertisers to more effectively reach target consumers. The Excite brand currently includes 18 channels of topical interest such as Entertainment, Sports and Money/Investing. In September 1997, the Company launched a similar channels-based format for its WebCrawler brand that currently includes 20 channels.

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

    In 1997, the Company also began entering into longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with the Excite Network and provide for more varied sources of revenue to Excite over the term of the agreements, which average from two to three years. Under these agreements, Excite earns fees for generating impressions that in some instances are guaranteed. Sponsorship customers accounted for approximately 24% and 27% of advertising revenues for 1997 and the nine months ended September 30, 1998, respectively. Revenues are generally recognized ratably over the term of the agreement, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, the Company defers recognition of the corresponding revenues. A number of these agreements also provide that revenues or gross margins from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized. Revenues or margin sharing recognized from such electronic commerce transactions were insignificant through the third quarter of 1998, and are expected to be insignificant for the remainder of 1998. The Company does not expect revenue growth relating to sponsorship advertising revenues to continue at the current rate in future periods as availability of exclusive sponsorships may be limited. See "Risk Factors that May Affect Future Results -- Risks Related to Sponsorships" and " -- Risks Associated with Banner Advertising."

    In April 1998, the Company and Netscape entered into a two-year agreement (the "Netcenter Agreement"), under which the Company will, among other things, provide, host and sell advertising for certain Co-Branded Services for Netscape's Netcenter Service (the "Co-Branded Services"). In connection with the Netcenter Agreement, the Company has paid to Netscape a total of $70.0 million (the "Cash Payment"). Also in connection with the Netcenter Agreement, the Company has issued to Netscape a warrant to purchase 846,000 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million (together, the "Warrants"). The fair value of the first warrant and the aggregate $10.0 million exercise price of the second warrant has been estimated to be $19.9 million. The Cash Payment and the value assigned to the Warrants totaling $89.9 million were capitalized as Prepaid Netscape Distribution Costs and Trademarks during the second quarter of 1998 and are being amortized over the two-year term of the Netcenter Agreement. The remaining amount to be expensed under the Netcenter Agreement as of September 30, 1998, is separated into two components as follows: the amount which represents the anticipated future net revenues from the Netcenter Agreement ($26.3 million) will be charged to Distribution License Fees and Data Acquisition Costs, and the remaining amount ($50.5 million) representing the combined value of marketing and distribution rights, trademarks and other exclusivities will be charged ratably over the term of the Agreement to Amortization of Prepaid Netscape Service.

    Under the Netcenter Agreement, the Company will only recognize revenues generated from the Co-Branded Services and not from any other part of Netcenter. A portion of the revenues will be credited against the Company's revenue-sharing obligation to Netscape until the Company recoups a specified amount of the Cash Payment. Thereafter, the Company must pay Netscape a portion of additional revenues generated from the Co-Branded Services. The Company does not expect that the revenue generated from the Co-Branded Services will exceed 10% of the Company's total revenue over the term of the Netcenter Agreement. The Company has incurred and anticipates that it will continue to incur expenses for the start-up and development of the services contemplated in the Netcenter Agreement, including the costs of personnel, content creation, facilities and depreciation of assets purchased for the Netcenter Service. Unless Netscape generates impressions significantly greater than the guaranteed amount as specified in the Agreement, the increased revenues to the Company resulting from the Co-Branded services under the Netcenter Agreement will not be sufficient to recover the combined costs of the prepayment, the warrant value and the incremental operating costs that will be incurred by the Company as a result of the Agreement. On this basis, the Company anticipates that the Netcenter Agreement will serve to generate losses for the Company during its term.

    Netscape has made guarantees for the number of times a link to Excite is displayed on the NetSearch page. Since the launch of the Netcenter Co-Branded Service in June 1998, the actual delivery of impressions has been significantly below expectations. However, Netscape and the Company have agreed to implement certain changes that may result in an improvement in impression delivery and are exploring other various ways to correct the impression shortfall. There are no interim, month to month or quarterly performance milestones to the Agreement. If Netscape does not achieve its impression guarantees within the two year term of the Agreement, then the term would be extended until the guarantees are met. To the extent the impression flow from Netscape falls short of the guaranteed level, the Company's ability to recover the prepayment within the term of the Agreement may be impaired. See "Risk Factors that May Affect Future Results--Risks Related to Netcenter Agreement."

    During 1998, the Company has acquired a number of businesses, technologies, services and content. In April 1998, the Company acquired Throw, a developer of community products, issued approximately 330,000 shares of its Common Stock, assumed options and warrants to purchase up to an aggregate of approximately 318,000 shares of its Common Stock. Also in April 1998, the Company acquired Classifieds2000, a provider of online classified ads. The Company issued approximately 1,730,000 shares of its Common Stock to former stockholders of Classifieds2000 and assumed options and warrants to purchase up to approximately 50,000 shares of its Common Stock. In February 1998, the Company acquired MatchLogic, a provider of solutions for the management and optimization of Internet advertising campaigns. The Company issued approximately 6,100,000 shares of its Common Stock to former stockholders of MatchLogic and assumed options and warrants to purchase up to approximately 1,049,000 shares of its Common Stock. The acquisition of MatchLogic and Classifieds2000 were accounted for as a pooling of interests and the acquisition of Throw was accounted for as a purchase.

    All financial information for dates and periods prior to the merger with MatchLogic has been restated to reflect the combined operations of the Company and MatchLogic. Financial information for dates and periods prior to the acquisition of Classifieds2000 has not been restated to reflect the combined operations of the Company and Classifieds2000, as Classifieds2000's results of operations were not material to the Company's consolidated financial statements in any historical period. The Company's financial information reflects the combined operations of the Company and Throw subsequent to the acquisition. See
Note 2 and "Risk Factors that May Affect Future Results--Acquisition Strategy; Integration of Past and Future Acquisitions."

    The Company has incurred significant operating losses since inception, and as of September 30, 1998, the Company had an accumulated deficit of approximately $138.3 million. Although the Company experienced significant revenue growth during 1997 and the first nine months of 1998, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that historical operating results will be indicative of future operating results. In addition, as the Company has grown, its operating expenses have increased, and the Company expects that its operating expenses will continue to increase as a result of its acquisitions, the performance of its obligations under the Netcenter Agreement, its increased sales and marketing efforts, its increased funding for development activities and the increased general and administrative staff needed to support the Company's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that in the future the Company will be profitable on a quarterly or annual basis.

RESULTS OF OPERATIONS

REVENUES

    Revenues were $44.0 million for the third quarter of 1998, as compared to $16.0 million for the third quarter of 1997, an increase of $28.0 million or 176%. For the first nine months of 1998 and 1997, revenues were $100.0 million and $33.6 million, respectively, an increase of $66.4 million or 198%. This increase in both periods is primarily the result of an increase in the number of advertisers purchasing advertising banners on the Company's Web sites, an increase in sponsorship advertising revenue, and to a lesser extent, an increase in sales of targeted advertisements with higher rates. Also contributing to the increase in revenues was the increased revenues attributable to MatchLogic, which began operations in May 1997. Revenues from international operations were not significant during the three and nine months ended September 30, 1998 and 1997.

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

COST OF REVENUES

    Cost of revenues consists primarily of: hosting costs; royalties and other cost of revenues; and amortization of purchased technology. Hosting costs relate to the maintenance and technical support of the Excite Network, and are comprised principally of personnel costs, telecommunications costs, equipment depreciation and overhead allocations. Royalties and other cost of revenues include expenses related to royalties, license agreements and revenue sharing agreements for content and other services such as email and chat room services. For the third quarter and first nine months of 1997, the Company recognized amortization of purchased technology of $1.9 million and $6.3 million, respectively, related to the WebCrawler acquisition. There were no corresponding costs for the comparable periods in 1998 as the cost of the technology was fully amortized at December 31, 1997.

    Total cost of revenues increased in absolute dollars by $2.1 million to $7.7 million, or 18% of revenues for the third quarter of 1998, from $5.6 million, or 35% of revenues for the comparable period in the prior year. For the current year to date, total cost of revenues increased by $5.2 million to $19.8 million, or 20% of revenues, from $14.6 million, or 43% of revenues for the comparable period in the prior year. Hosting costs for the third quarter of 1998 increased in absolute dollars by $1.9 million to $4.4 million, or 10% of revenues, from $2.5 million, or 16% of revenues for the comparable period in the prior year. For the current year to date, hosting costs increased by $4.8 million to $10.9 million, or 11% of revenues, from $6.1 million, or 18% of revenues for the comparable period in the prior year. The increase in hosting costs is due primarily to increased personnel expenses and equipment costs relating to maintaining and supporting the Company's Web sites and services. Royalties and other cost of revenues increased in absolute dollars by $2.1 million to $3.3 million, or 7% of revenues, for the third quarter 1998 from $1.2 million, or 7% of revenues for the comparable period in the prior year. For the current year to date, royalties and other cost of revenues increased by $6.7 million to $8.9 million, or 9% of revenues, from $2.2 million, or 7% of revenues for the comparable period in the prior year. The increase in royalties and other cost of revenues was primarily due to increased royalties and margin sharing payments from revenue sharing agreements.

    Excluding amortization of purchased technology, total cost of revenues increased by $4.1 million to $7.7 million, or 18% of revenues for the third quarter of 1998, from $3.6 million, or 23% of revenues for the comparable period in the prior year. Excluding amortization of purchased technology, total cost of revenues for the first nine months of 1998 increased by $11.5 million to $19.8 million, or 20% of revenues from $8.3 million, or 25% of revenues for the comparable period in the prior year.

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

GROSS PROFIT

    Gross profit increased by $25.9 million or 250% to $36.3 million or 82% of revenues for the third quarter of 1998, from $10.4 million or 65% of revenue for the comparable period in the prior year. For the first nine months of 1998, gross profit increased by $61.2 million or 322% to $80.2 million or 80% of revenues, from $19.0 million or 57% of revenue for the comparable period in 1997. The increase in gross profit in absolute dollars and as a percentage of revenues was primarily due to the fact that revenues grew at a faster rate than hosting costs and royalties and other cost of revenues, a favorable mix of advertising services, and the elimination of amortization of purchased technology discussed above. In the future, gross profit may be affected by the types of advertisements sold and revenue sharing provisions of distribution and content agreements. These items have negatively affected gross profit in the past and may continue to negatively affect it in the future. Furthermore, pursuant to the provisions of certain agreements with operators of Web access points and with content providers, the Company shares advertising revenues based upon the number of consumers directed to its network. A low level of targeted advertising as a percentage of total advertising sold, a decrease in targeted or mass Web advertising rates or an increase in the Company's advertising revenue sharing obligations could adversely affect gross margins in the future.

OPERATING EXPENSES

    Research and Development. Research and development expenses consist principally of engineering and editorial personnel costs, equipment depreciation, consulting fees, supplies and allocation of overhead. Research and development expenses for the third quarter of 1998 increased to $8.2 million, or 19% of revenues, from $4.3 million, or 27% of revenues in the comparable period of the prior year. Research and development expenses for the first nine months of 1998 increased to $21.3 million, or 21% or revenues, from $11.0 million, or 33% of revenues in the comparable period of the prior year. The increase in absolute dollars was primarily attributable to increased expenses as a result of the Classifieds2000 and Throw acquisitions, as well as an increase in engineering and editorial headcount to support the Company's channels format and personalization capabilities for the Excite Network. The Company believes that a significant level of research and development expense is required to remain competitive and, accordingly, the Company anticipates that it will continue to devote substantial resources to research and development and that these costs will increase in absolute dollars in future periods. The Company also expects to continue to experience increased research and development expenses in order to integrate any technologies acquired in the future and provide programming and content for the Co-Branded Services of Netcenter.

    Sales and Marketing. Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, promotional and advertising expenses and allocation of overhead. Sales and marketing expenses for the third quarter of 1998 increased to $16.3 million, or 37% of revenues, from $7.9 million, or 49% of revenues, in the comparable period of the prior year. For the current year to date, sales and marketing expenses increased to $41.3 million, or 41% of revenues, from $21.3 million, or 64% of revenues in the comparable period for the prior year. The increase in absolute dollars was primarily due to the hiring of additional sales and marketing personnel and increased sales and marketing expenses resulting from the acquisition of Classifieds2000. Promotional expenses remained relatively constant in the third quarter and first nine months of 1998, as compared to the same period of the prior year as the prior year period included costs associated with a national media campaign that started in the fourth quarter of 1996. The Company expects to continue to incur significant promotional and advertising expenses and anticipates that these costs will increase in absolute dollars in future periods as the Company promotes its brands and introduces new services in order to create and maintain brand loyalty among customers. The Company also expects to continue to experience increased sales and marketing expenses as it is responsible for all advertising sales on the Co-Branded Services of Netcenter.

    Distribution License Fees and Data Acquisition Costs. Distribution license fees and data acquisition costs consist principally of fees paid to third-party Internet companies such as Netscape to provide entry points to the Excite Network and costs to update and maintain the ad targeting and tracking database which is continually being updated by the Company's MatchLogic subsidiary. Distribution license fees and data acquisition costs were $5.7 million for the third quarter of 1998, as compared to $3.2 million for the comparable period in 1997. For the current year to date, distribution license fees and data acquisition costs were $14.8 million, compared to $5.0 million for the comparable period in the prior year. The 1998 costs included distribution license fees related to agreements previously entered into with Netscape in March 1997, which have expired, as well as data acquisition costs incurred by MatchLogic during the period. In addition, in the third quarter of 1998, a total of $2.2 million was amortized to Distribution License Fees and Data Acquisition Costs relating to the April 1998 Netcenter Agreement. See "Risk Factors that May Affect Future Results--Risks Related to Netcenter Agreement."

    In the future, high traffic Web sites, Internet service providers, providers of Web browsers or other distribution channels could require cash payments or other types of consideration as compensation for listing or promoting the Excite Network, which could result in increased distribution license fees.

    General and Administrative. General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, fees for professional services and allocation of overhead. General and administrative expenses for the third quarter of 1998 increased to $4.3 million, or 10% of revenues, from $2.8 million, or 18% of revenues, in the comparable period of the prior year. General and administrative expenses for the first nine months of 1998 increased to $10.9 million, or 11% of revenues, from $6.0 million, or 18% of revenues, in the comparable period of the prior year. The increase in absolute dollars is primarily due to increased personnel costs to support the expansion and infrastructure of the Company's operations and international expansion efforts. In particular, the acquisition of Classifieds2000 and the growth in the Company's finance and administrative departments contributed to this increase. The Company anticipates that its general and administrative expenses may continue to increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure and integrates acquired technologies and businesses. In addition, the Company plans to continue to run MatchLogic as an independent subsidiary with its own administrative function.

    In-Process Technology. During the first nine months of 1998 and 1997, the Company incurred charges for in-process technology of $16.2 million and $2.3 million, respectively. The Company acquired Throw in April 1998, accounted for the transaction as a purchase, and of the total purchase price, $16.2 million was allocated to in-process technology and charged to operations in the second quarter of 1998. The 1997 charge of $2.3 million related to the value of acquired in-process technology that had not reached technological feasibility at the time of MatchLogic's formation in May 1997. To determine the value of the in-process technology, the

Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to in-process research and development projects that had not yet reached technological feasibility and do not have alternative future uses.

    Other Merger and Acquisition Related Costs, including Amortization of Goodwill and Other Intangible Assets. During the third quarter of 1998 and 1997, the Company incurred merger and acquisition related costs of $424,000 and $530,000, respectively. During the first nine months of 1998 and 1997, the Company incurred merger and acquisition related costs of $2.6 million and $1.9 million, respectively. In 1998, the Company incurred charges of approximately $743,000 and $700,000 for the acquisition of Classifieds2000 and MatchLogic, respectively. The remainder of the merger and acquisition related costs for the first nine months of 1998 and all of the costs for the comparable period of the prior year related to the amortization of goodwill and other purchased intangibles resulting primarily from the WebCrawler acquisition.

    Amortization of Prepaid Netscape Service. During the three and nine month periods ended September 30,1998, the Company incurred costs of $7.6 million and $10.1 million, respectively, related to the amortization of the Prepaid Netscape Service associated with the April 1998 Netcenter Agreement, which has an original term of two years. The Company anticipates incurring a total amortization charge of approximately $7.6 million per quarter relating to the Netcenter Agreement for the duration of the Agreement, which is currently scheduled to expire in June 2000.

    Net Interest Income (Expense) and Other. Net interest income (expense) and other decreased to an overall net expense of $141,000 for the third quarter of 1998, compared to an overall net income of $164,000 for the comparable period of the prior year. Current year to date, net interest income (expense) and other decreased to an overall net expense of $984,000 compared to an overall net income of $163,000 for the comparable period of the prior year. This decline is due primarily to an increase in interest expense resulting from the $50 million note payable due to Intuit, as well as additional capital lease obligations, non-lease financing obligations and the convertible note issued to Itochu Corporation. The overall increase in interest expense was partially offset by an increase in interest income earned on cash received in June 1998 from the Company's public offering, which was used to fund operations and its obligations under the Netcenter Agreement.

    Equity Share of Losses of Affiliated Company. In October 1997, the Company and Itochu Corporation and certain affiliated entities (collectively "Itochu") entered into a joint venture agreement with respect to the Company's wholly-owned subsidiary, Excite Japan, in order to provide Web-based information services to the Japanese market. The Company currently holds, and intends to retain, a 50% equity interest in Excite Japan. For the three and nine months ended September 30, 1998, the Company's share of the losses of Excite Japan was $614,000 and $1.6 million, respectively. The Company expects that it will record increased losses from Excite Japan for at least the remainder of 1998.

YEAR 2000 IMPLICATIONS

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company's business is dependent on the operation of numerous systems that could potentially be adversely impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used by the Company to deliver services to its customers (including the Company's proprietary software systems as well as hardware and software supplied by third parties); communications networks, such as the Internet, which the Company depends on to provide services;
the internal systems of the Company's customers, users and suppliers; the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and devices used by the Company in its business, such as telephone and building systems.

    The Company has conducted an initial review of its proprietary software systems, and has determined that there are no significant Year 2000 issues within the Company's proprietary systems or services. Although the Company believes that its proprietary software systems are Year 2000 compliant, the Company utilizes third-party equipment and software in the management of its business that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which may have a material adverse effect on the Company's business, results of operations and financial condition.

    Furthermore, the Company has not fully determined its vendors, joint venture partners and content partners progress in identifying and addressing systems that could potentially be impacted by Year 2000 related problems. The Company intends to continue its efforts to monitor the Year 2000 compliance of vendors, joint venture partners and content partners. In the event any third parties cannot timely provide the Company with content, products, services or systems that meet the Year 2000 requirements, the content on the Company's services, access to the Company's services, the ability to offer page views, products, services and the ability to recognize or process sales may be materially adversely affected. This may also have a material adverse effect on the Company's business, results of operations and financial condition.

    In addition, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for Internet advertising or sponsorship of Internet services, which may have a material adverse effect on the Company's business, results of operations and financial condition.

    While Year 2000 costs incurred to date have not been material, the Company does expect to incur internal staff costs as well as consulting and other expenses to remedy any Year 2000 related problems. The Company has no reasonable estimate of the costs associated with achieving Year 2000 readiness nor if these costs will be material. Additional costs incurred may include, but are not limited to, the cost of correcting our internal systems and the cost of implementing necessary contingency plans.

    While the Company is dedicating resources toward attaining Year 2000 readiness, there is no assurance that the Company will be successful in our efforts to address all Year 2000 issues. The Company does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of the Company to address unforeseen Year 2000 issues may have a material adverse effect on the Company's business, results of operations and financial condition.

    The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998 the Company had $39.0 million in unrestricted cash, cash equivalents and short-term investments, an increase of $7.3 million from December 31, 1997. The Company maintains its cash and cash equivalents in short-term and medium-term investment-grade interest-bearing securities until required for other purposes.

    The Company's operating activities for the first nine months of 1998 and 1997 used cash of approximately $78.8 million and $32.5 million, respectively. The increased use of cash in 1998 was mainly attributable to the $70.0 million cash prepayment to Netscape under the Netcenter Agreement. The Company borrowed $50.0 million from Intuit, which is a principal stockholder of the Company, in April 1998 to fund a portion of this payment to Netscape. In June 1998, the Company repaid the loan in full, plus interest of approximately $410,000, with proceeds from the Company's public offering, which closed in June 1998.

    Investing activities for the first nine months of 1998 and 1997 used cash of $1.3 million and $17.0 million, respectively. In the first nine months of 1998 and 1997, cash was used for purchases of short-term investments, property and equipment, and contributions towards its investment in Excite Japan, offset by the sales of short-term investments. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. The Company expects that its capital expenditures will increase as its employee base grows. As of September 30, 1998, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures during the remainder of 1998, a portion of which may be financed through equipment leases and bank borrowings. At September 30, 1998 the Company had $3.1 million available on equipment lease lines, and the Company believes that additional lease financing will be available to it if necessary.

    Financing activities for the first nine months of 1998 and 1997 generated cash of $92.3 million and $50.4 million, respectively. Financing activities for the first nine months of 1998 primarily consisted of cash received in connection with the issuance of stock through the Company's public offering which was completed in June 1998 and, to a lesser extent, option exercises under the Company's equity incentive plan and warrants exercised by Netscape in July 1998. Financing activities for the first nine months of 1997 primarily consisted of a bank line of credit borrowing of $6.0 million and the sale of Common Stock to Intuit.

    In 1997, the Company entered into and borrowed on a $6.0 million line of credit. The Company is currently negotiating a new line of credit.

    To date, the Company has had limited international operations and its exposure to foreign currency exchange rate fluctuations has been minimal. The Company evaluates its foreign currency exchange rate exposure on an ongoing basis.

    The Company has completed a number of mergers and acquisitions in the past, and expects to make other acquisitions and investments in joint ventures in the future. These mergers resulted in significant increases in headcount and overhead, as well as the assumption and payment of additional liabilities. While the Company believes that such transactions have been and will continue to be in the best interests of the Company and its stockholders, these transactions involve risks and may require additional cash investments by the Company.

    The Company believes the existing working capital balance together with cash flows generated from advertising revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next twelve months. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentages ownership of the stockholder of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    On September 24, 1998, the Board of Directors of the Company approved a Stockholders Rights Plan, which declared a dividend of one Preferred Share purchase right (a "Right") for each outstanding share of Common Stock, par value $0.001 per share (the "Common Shares"), of the Company. The dividend is payable to stockholders of record on October 30, 1998 (the "Record Date"). In addition, one Right shall be issued with each Common Share that becomes outstanding (i) between the Record Date and the earliest of the Distribution Date, the Redemption Date and the Final Expiration Date (as such terms are defined in the Rights Agreement) or (ii) following the Distribution Date and prior to the Redemption Date or Final Expiration Date, pursuant to the exercise of stock options or under any employee plan or arrangement or upon the exercise, conversion or exchange of other securities of the Company, which options or securities were outstanding prior to the Distribution Date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series F Junior Participating Preferred Stock, par value $0.001 per share (the "Preferred Shares"), of the Company, at a price of $175.00, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and BankBoston, as Rights Agent. A summary of the Rights and Rights Agreement is included as Exhibit C to the Rights Agreement, which is included as Exhibit 4.1 to the Company's Form 8-K filed with the SEC on October 22, 1998


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.


    (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

        On September 9, 1998, the Company filed a Form 8-K/A under Item 5 which amended the Company's Current Report on Form 8-K originally filed on May 11, 1998 under Item 5 announcing that the Company entered into a Netcenter Services Agreement with Netscape Communications Corporation.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------


    In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EXCITE, INC.




Date:  November 13, 1998               By: /s/  Robert C. Hood
                                           -------------------------------------
                                           Robert C. Hood
                                           Executive Vice President,
                                           Chief Administrative Officer and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


    EXHIBIT NO.                                 DESCRIPTION
    -----------                                 -----------
        2.01    Registrant's Agreement and Plan of Merger for the
                reincorporation into Delaware dated August 27, 1998.

        3.01 Registrant's Amended and Restated Articles of Incorporation dated June 11, 1998.

        3.02    Registrant's amended Bylaws dated June 11, 1998.

       10.01*   Employment agreement with John Polumbo, President and Chief
                Operating Officer dated August 3, 1998.

       27.01    Financial Data Schedule. (EDGAR version only)

-----------------
    *  Indicates compensatory plan or arrangement.