Form 10-Q/A
period 1998-06-30
EXCITE INC
filed 1998-12-16
CIK 1007297

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

Items 2 and 6 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 are amended to read as follows:

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

In April 1998, the Company and Netscape entered into a two-year agreement (the "Netcenter Agreement"), under which the Company will, among other things, provide, host and sell advertising for certain Co-Branded Services for Netscape's recently announced Netcenter Service (the "Co-Branded Services"). In connection with the Netscape Agreement, the Company has paid to Netscape a total of $70.0 million (the "Cash Payment"). Also in connection with the Netcenter Agreement, the Company has issued to Netscape a warrant to purchase 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share (and "First Warrant") and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million (the "Second Warrant", together with the First Warrant, the "Warrants"). The First Warrant is exercisable for a two year period commencing on April 30, 1998, 1998. The Second Warrant will be exercisable for a two year period commencing April 30, 1999. The exercise price per share of Common Stock covered by the Second Warrant will be determined by dividing $10 million by the average closing price of the Company's Common Stock for the thirty (30) most recent trading days ending on the third trading day preceding April 30, 1998. The fair value of the first warrant and the aggregate $10.0 million exercise price of the second warrant has been estimated to be $19.9 million. The Cash Payment and the value assigned to the Warrants totaling $89.9 million were capitalized as Prepaid Netscape Distribution Costs and Trademarks during the second quarter of 1998 and will be amortized over the two-year term of the Netcenter Agreement. Under the Netcenter Agreement, the Company will only recognize revenues generated from the Co-Branded Services and not from any other part of Netcenter. A portion of the revenues will be credited against the Company's revenue-sharing obligation to Netscape until the Company recoups a specified amount of the Cash Payment. Thereafter, the Company must pay Netscape a portion of additional revenues generated from the Co-Branded Services. Unless Netscape generates impressions significantly greater than the guaranteed amount as specified in the Agreement, the increased revenues to the Company resulting from the co-branded services under the Netcenter Agreement will not be sufficient to recover the combined costs of the prepayment, the warrant value and the incremental operating costs that will be incurred by the Company as a result of the Agreement. The Company anticipates that it will incur expenses for the start-up and development of the services contemplated in the Netcenter Agreement, including the costs of personnel, content creation, facilities and depreciation of assets purchased for the Netcenter Service. On this basis, the Company anticipates that the Netcenter Agreement will serve to generate losses for the Company during its term. See "Risk Factors that May Affect Future Results--Risks Related to Netcenter Agreement."

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

                                         EXCITE, INC.




Date:  December 8, 1998                  By: /s/ Robert C. Hood
                                            -----------------------------------
                                            Robert C. Hood
                                            Executive Vice President,
                                            Chief Administrative Officer and
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

10.01+ Netcenter Services Agreement dated as of April 29, 1998 between the Registrant and Netscape Communication
                    Corporation.

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

10.5+               Addendum No. 1 to Netcenter Services Agreement.

10.6                Amendment No. 2 to Netcenter Services Agreement.

10.7+               Amendment No. 3 to Netcenter Services Agreement.


27                  Financial Data Schedule. (EDGAR version only)

+    Confidential Treatment has been requested as to portions of this exhibit.

*    Indicates compensatory plan or arrangement.
