Form 10-Q/A
period 1998-06-30
EXCITE INC
filed 1999-01-27
CIK 1007297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

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

                              ---------------------

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

                              ---------------------

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

                                  EXCITE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   JUNE 30,            DECEMBER 31,
                                                                                     1998                  1997
                                                                                --------------         ------------
                                                                                (unaudited)(2)            (1)
Current assets:
    Cash and cash equivalents                                                      $  20,168             $  15,366
    Short-term investments                                                            15,804                16,398
    Restricted investments                                                               287                   302
    Accounts receivable                                                               27,090                20,907
    Related party receivable                                                           3,809                   174
    Prepaid Netscape distribution costs and trademarks, current portion               42,332                    --
    Prepaid expenses and other current assets                                          3,744                 1,975
                                                                                   ---------             ---------
       Total current assets                                                          113,234                55,122

Property and equipment                                                                20,205                15,143
Investment in affiliated company                                                       1,326                    --
Prepaid Netscape distribution costs and trademarks                                    44,164                    --
Intangible assets                                                                     11,117                 1,771
Other assets                                                                           2,841                 4,657
                                                                                   ---------             ---------
                                                                                   $ 192,887             $  76,693
                                                                                   =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Bank line of credit and other notes payable                                    $   6,557             $   6,100
    Accounts payable                                                                   6,123                 5,717
    Capital lease obligations, current portion                                         4,869                 3,178
    Non-lease financing, current portion                                               1,162                 1,176
    Related party liabilities                                                          1,988                 1,575
    Other accrued liabilities                                                         21,196                14,406
                                                                                   ---------             ---------
       Total current liabilities                                                      41,895                32,152

Capital lease obligations                                                              7,081                 3,076
Non-lease financing                                                                    1,034                 1,613
Convertible note                                                                       5,000                 5,000
Shareholders' equity:
    Convertible preferred stock                                                          813                 9,518
    Common stock                                                                     260,353               122,913
    Deferred compensation                                                             (1,157)               (1,440)
    Unrealized gain on available-for-sale investments                                    105                    15
    Accumulated deficit                                                             (122,237)              (96,154)
                                                                                   ---------             ---------
       Total shareholders' equity                                                    137,877                34,852
                                                                                   ---------             ---------
                                                                                   $ 192,887             $  76,693
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

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                  -----------------------       -----------------------
                                                    1998           1997           1998           1997
                                                  --------       --------       --------       --------
                                                     (1)                           (1)
Revenues                                          $ 33,005       $ 10,089       $ 56,006       $ 17,604

Cost of revenues:
   Hosting costs                                     3,667          1,684          6,455          3,536
   Royalties and other cost of revenues              2,792            556          5,598          1,096
   Amortization of purchased technology                 --          1,938             --          4,337
                                                  --------       --------       --------       --------
         Total cost of revenues                      6,459          4,178         12,053          8,969
                                                  --------       --------       --------       --------
Gross profit                                        26,546          5,911         43,953          8,635

Operating expenses:
   Research and development                          7,291          3,617         13,191          6,683

   Sales and marketing                              14,918          7,199         24,992         13,480

   Distribution license fees and data
      acquisition costs                              5,179          1,707          9,165          1,737
   General and administrative                        3,928          1,843          6,684          3,132

   In-process technology                             6,200          2,346          6,200          2,346

   Merger and acquisition related costs,
      including amortization of goodwill and
      other purchased intangibles                    1,920            463          2,897          1,416

   Amortization of prepaid Netscape service          2,525             --          2,525             --
                                                  --------       --------       --------       --------
         Total operating expenses                   41,961         17,175         65,654         28,794
                                                  --------       --------       --------       --------
Operating loss                                     (15,415)       (11,264)       (21,701)       (20,159)

Net interest expense and other                        (649)          (112)          (843)            (1)

Equity share of losses of affiliated company          (551)            --         (1,030)            --
                                                  --------       --------       --------       --------
Net loss                                          $(16,615)      $(11,376)      $(23,574)      $(20,160)
                                                  ========       ========       ========       ========
Basic and diluted net loss per share              $  (0.36)      $  (0.46)      $  (0.54)      $  (0.84)
                                                  ========       ========       ========       ========
Shares used in computing net loss per share         46,600         24,686         43,967         24,142
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

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        -----------------------
                                                                          1998           1997
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      (1)
    Net loss                                                            $(23,574)      $(20,160)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
      Amortization of deferred compensation                                  444             80
      Depreciation                                                         5,157          2,416
      Amortization of intangibles                                          1,455          5,754
      In-process technology                                                6,200          2,346
      Amortization of Netscape service, distribution costs and
         trademarks                                                        3,381             --
      Gain on disposal of property and equipment                             (62)            --
      Changes in assets and liabilities:
        Accounts receivable                                               (5,683)        (5,372)
        Related party receivable                                          (3,222)            --
        Prepaid Netscape distribution costs and trademarks               (70,000)            --
        Prepaid expenses and other current assets                         (1,798)          (990)
        Other assets                                                       1,816           (326)
        Accounts payable                                                     113           (658)
        Accrued compensation                                                 406          1,813
        Other accrued liabilities                                          5,475         (2,408)
                                                                        --------       --------
           Net cash used in operating activities                         (79,892)       (17,505)
                                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                   (2,354)        (6,183)
    Proceeds from disposal of property and equipment                         257             --
    Purchases of investments                                             (13,949)       (30,129)
    Sales and maturities of investments                                   15,765         19,567
    Investment in affiliated company                                      (1,326)          (290)
                                                                        --------       --------
           Net cash used in investing activities                          (1,607)       (17,035)
                                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease and other financing obligations             (2,515)          (787)
    Proceeds from bank lines of credit and other notes payable                --          6,000
    Payments on bank lines of credit and other notes payable                (117)        (1,100)
    Proceeds from sale of redeemable convertible preferred stock              --          6,385
    Proceeds from issuance of common stock                                88,933         38,681
                                                                        --------       --------
           Net cash provided by financing activities                      86,301         49,179
                                                                        --------       --------
Net increase in cash and cash equivalents                                  4,802         14,639
Cash and cash equivalents at beginning of period                          15,366          3,971
                                                                        --------       --------
Cash and cash equivalents at end of period                              $ 20,168       $ 18,610
                                                                        ========       ========
NON-CASH FINANCING ACTIVITIES:
    Amendment of common stock warrant to preferred stock warrant        $     --       $  1,625
    Property and equipment acquired under capital leases and other
       non-lease financing                                                 7,593          1,967
    Conversion of preferred stock to common stock                          8,705             --

(1)   See Note 7 "Restatement of Financial Statements".


            See notes to condensed consolidated financial statements.

                                  EXCITE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                 THREE MONTHS                       SIX MONTHS
                                                                 ENDED JUNE 30,                    ENDED JUNE 30,
                                                           -------------------------         -------------------------
                                                             1998             1997             1998             1997
                                                           --------         --------         --------         --------
                                                                 (In thousands, except per share data; unaudited)
Net loss                                                   $(16,615)        $(11,376)        $(23,574)        $(20,160)
                                                           ========         ========         ========         ========
   Weighted average shares outstanding                       47,370           25,889           44,860           25,159
   Weighted average common shares issued subject to
     repurchase agreements                                     (770)          (1,203)            (893)          (1,017)
                                                           --------         --------         --------         --------
Shares used to compute basic and diluted net
   loss per share                                            46,600           24,686           43,967           24,142
                                                           ========         ========         ========         ========
Basic and diluted net loss per share                       $  (0.36)        $  (0.46)        $  (0.54)        $  (0.84)
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

2.   BUSINESS COMBINATIONS

     Excite completed the following acquisitions for the six months ended June 30, 1998:

                                                                   Shares of Excite Common   Shares of Options and
Company Acquired                               Date Acquired             Stock Issued           Warrants Assumed
----------------                               -----------------   -----------------------   ---------------------
MatchLogic, Inc. ("MatchLogic")                February     1998           6,122,240                1,048,838
Classifieds2000, Inc. ("Classifieds2000")      April        1998           1,729,742                   50,238
Throw, Inc. ("Throw")                          April        1998             329,790                  318,018

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

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Separate results of the combined entities through the periods preceding the merger (February 2, 1998) are as follows:

                                              PERIOD                 SIX MONTHS
                                              ENDED                     ENDED
                                         FEBRUARY 2, 1998           JUNE 30, 1997
                                         ----------------           -------------
                                                 (In thousands, unaudited)
Revenues:
   Excite                                    $  5,598                  $ 17,010
   MatchLogic                                     376                       594
                                             --------                  --------
                                             $  5,974                  $ 17,604
                                             ========                  ========
Net loss:
   Excite                                    $ (1,656)                 $(16,674)
   MatchLogic                                  (1,388)                   (3,486)
                                             --------                  --------
                                             $ (3,044)                 $(20,160)
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

     In April 1998, the Company acquired Throw, a developer of community products that began operations in April 1996, in a transaction accounted for as a purchase. The total purchase price was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. This included an original purchase price allocation of approximately $800,000 to other intangibles assets, which were being amortized on a straight-line basis through 1999 and approximately, $16.2 million was allocated to in-process technology and charged to operations at the time of acquisition. Accordingly, the Company expensed this amount in its originally reported June 30, 1998 operating results.

     In response to recent Securities and Exchange Commission (the "SEC") interpretative guidance surrounding acquisition-related in-process research and development, the Company has revised the original accounting for the purchase price allocation related to the 1998 acquisition of Throw and the related amortization of intangibles. This adjustment decreased the amount previously allocated to in-process technology by $10.0 million, which has been capitalized as goodwill and will be amortized on a straight-line basis over three years. As a result, in the second quarter of 1998, the Company allocated $6.2 million to in-process technology, amortized a total of $900,000 and has restated its condensed consolidated financial statements as of and for the three and six months ended June 30, 1998. The effect of this restatement is summarized in Note
7. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to the Company's consolidated financial position, results of operations, and cash flows.

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

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

   Information by Operating Segment:

                                                               INTERNET       AD SERVING
                                                              NAVIGATION      & TARGETING          TOTAL
                                                              ----------      -----------        ---------
                                                                      (In thousands; unaudited)
Three Months Ended June 30, 1998
Operating information:
   Revenues from external customers                            $  28,368         $ 4,637         $  33,005
   Distribution license fees and data acquisition costs            4,295             884             5,179
   Segment operating loss                                        (12,473)         (2,942)          (15,415)

Six Months Ended June 30, 1998
Operating information:
   Revenues from external customers                            $  49,457         $ 6,549         $  56,006
   Distribution license fees and data acquisition costs            7,672           1,493             9,165
   Segment operating loss                                        (14,390)         (7,311)          (21,701)

Balance sheet information:
   Total assets                                                $ 184,114         $ 8,773         $ 192,887

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

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

7.   RESTATEMENT OF FINANCIAL STATEMENTS

     As disclosed in Note 6 and in Management's Discussion and Analysis, after discussions with the staff of the SEC, the Company has revised the original accounting for the Netcenter Agreement. As a result, the Company has made an adjustment to decrease the amount previously expensed as distribution license fees and data acquisition costs.

     Furthermore, as disclosed in Note 2 and in Management's Discussion and Analysis, in response to recent SEC interpretative guidance surrounding acquisition-related in-process research and development, the Company has revised the original accounting for the purchase price allocation related to the Throw acquisition. As a result, the Company has made an adjustment to decrease the amount previously expensed as in-process technology.

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The effect of these adjustments on previously reported condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1998 is as follows (in thousands, except per share data; unaudited):

                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JUNE 30, 1998                          JUNE 30, 1998
                                                 -----------------------------         -----------------------------
                                                 AS REPORTED          RESTATED         AS REPORTED          RESTATED
                                                 -----------          --------         -----------          --------
STATEMENT OF OPERATIONS:

Distribution license fees and data
    acquisition costs                              $ 62,011           $  5,179           $ 65,997           $  9,165

In-process technology                                16,200           $  6,200             16,200              6,200

Merger and acquisition related costs,
   including amortization of goodwill and
   other purchased intangibles                        1,167              1,920              2,144              2,897

Amortization of prepaid Netscape service                 --              2,525                 --              2,525

Operating loss                                      (78,969)           (15,415)           (85,255)           (21,701)

Net loss                                            (80,169)           (16,615)           (87,128)           (23,574)
                                                   ========           ========           ========           ========
Basic and diluted net loss per share               $  (1.72)          $  (0.36)          $  (1.98)          $  (0.54)
                                                   ========           ========           ========           ========

                                                                                             JUNE 30, 1998
                                                                                    ------------------------------
                                                                                    AS REPORTED           RESTATED
                                                                                    -----------          ---------
BALANCE SHEET:

Prepaid Netscape distribution costs and trademarks                                   $  29,285           $  86,496

Intangible assets                                                                    $   1,871           $  11,117

Accumulated deficit                                                                  $(185,791)          $(122,237)

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

     In April 1998, the Company and Netscape entered into a two-year agreement (the "Netcenter Agreement"), under which the Company will, among other things, provide, host and sell advertising for certain Co-Branded Services for Netscape's recently announced Netcenter Service (the "Co-Branded Services"). In connection with the Netscape Agreement, the Company has paid to Netscape a total of $70.0 million (the "Cash Payment"). Also in connection with the Netcenter Agreement, the Company has issued to Netscape a warrant to purchase 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share (the "First Warrant") and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million (the "Second Warrant", together with the First Warrant, the "Warrants"). The First Warrant is exercisable for a two-year period commencing April 30, 1998. The Second Warrant will be exercisable for a two-year period commencing April 30, 1999. The exercise price per share of Common Stock covered by the Second Warrant will be determined by dividing $10 million by the average closing price of the Company's Common Stock for the thirty (30) most recent trading days ending on the third trading day preceding April 30, 1999. The fair value of the first warrant and the aggregate $10.0 million exercise price of the second warrant has been estimated to be $19.9 million. The Cash Payment and the value assigned to the Warrants totaling $89.9 million were capitalized as Prepaid Netscape Distribution Costs and Trademarks during the second quarter of 1998 and will be amortized over the two-year term of the Netcenter Agreement. Under the Netcenter Agreement, the Company will only recognize revenues generated from the Co-Branded Services and not from any other part of Netcenter. A portion of the revenues will be credited against the Company's revenue-sharing obligation to Netscape until the Company recoups a specified amount of the Cash Payment. Thereafter, the Company must pay Netscape a portion of additional revenues generated from the Co-Branded Services. Unless Netscape generates impressions significantly greater than the guaranteed amount as specified in the Agreement, the increased revenues to the Company resulting from the co-branded services under the Netcenter Agreement will not be sufficient to recover the combined costs of the prepayment, the warrant value and the incremental operating costs that will be incurred by the Company as a result of the Agreement. The Company anticipates that it will incur expenses for the start-up and development of the services contemplated in the Netcenter Agreement, including the costs of personnel, content creation, facilities and depreciation of assets purchased for the Netcenter Service. On this basis, the Company anticipates that the Netcenter Agreement will serve to generate losses for the Company during its term. See "Risk Factors that May Affect Future Results--Risks Related to Netcenter Agreement."

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

     The Company has incurred significant operating losses since inception, and as of June 30, 1998, the Company had an accumulated deficit of approximately $122.2 million. Although the Company experienced significant revenue growth during 1997 and the first half of 1998, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that historical operating results will be indicative of future operating results. In addition, as the Company has grown, its operating expenses have increased, and the Company expects that its operating expenses will continue to increase as a result of its acquisitions, the performance of its obligations under the Netcenter Agreement, its increased sales and marketing efforts, its increased funding for development activities and the increased general and administrative staff needed to support the Company's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that in the future the Company will be profitable on a quarterly or annual basis.

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

     In-Process Technology. During the first half of 1998 and 1997, the Company incurred charges for in-process technology of $6.2 million and $2.3 million, respectively. The Company acquired Throw in April 1998, accounted for the transaction as a purchase, and $6.2 million of the total purchase price was allocated to in-process technology and charged to operations in the second quarter of 1998. The 1997 charge of $2.3 million related to the value of acquired in-process technology that had not reached technological feasibility at the time of MatchLogic's formation in May 1997. To determine the value of the in-process technology, the Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to in-process research and development projects that had not yet reached technological feasibility and does not have alternative future uses.

     Other Merger and Acquisition Related Costs, including Amortization of Goodwill and Other Intangible Assets. During the second quarter of 1998 and 1997, the Company incurred merger and acquisition related costs of $1.9 million and $463,000, respectively. During the first half of 1998 and 1997, the Company incurred merger and acquisition related costs of $2.9 million and $1.4 million, respectively. In 1998, the Company incurred charges of approximately $743,000 and $700,000 for the acquisition of Classifieds2000 and MatchLogic, respectively, and incurred charges relating to the amortization of goodwill and other purchased intangibles resulting from the acquisition of Throw and the WebCrawler acquisition. The 1997 costs primarily relate to the amortization of goodwill and other purchased intangibles resulting primarily from the WebCrawler acquisition.

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

                                        EXCITE, INC.


Date:  January 27, 1999                 By:  /s/ ROBERT C. HOOD
                                             -----------------------------------
                                             Robert C. Hood
                                             Executive Vice President,
                                             Chief Administrative Officer and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS

 Exhibit
  Number             Description
-----------          -----------
  27.01              Financial Data Schedule