Form 10-Q/A
period 1998-09-30
EXCITE INC
filed 1999-01-27
CIK 1007297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

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
                         Commission file number 0-28064

                                  EXCITE, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                               77-0378215
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

                             ----------------------

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

Items 1 and 2 of the Company's Quarterly Report on Form 10Q for the Quarter ended September 30, 1998 are amended to read as follows:

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  EXCITE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                     1998                1997
                                                                  --------------      ------------
                                                                  (unaudited)(2)              (1)

ASSETS
Current assets:
   Cash and cash equivalents                                       $  27,460           $  15,366
   Short-term investments                                             11,573              16,398
   Restricted investments                                              1,279                 302
   Accounts receivable                                                36,922              20,907
   Related party receivable                                            3,105                 174
   Prepaid Netscape distribution costs and trademarks,
      current portion                                                 43,991                  --
   Prepaid expenses and other current assets                           3,617               1,975
                                                                   ---------           ---------
      Total current assets                                           127,947              55,122

Property and equipment                                                26,471              15,143
Investment in affiliated company                                         713                  --
Prepaid Netscape distribution costs and trademarks                    32,758                  --
Intangible assets                                                      9,940               1,771
Other assets                                                           2,654               4,657
                                                                   ---------           ---------
                                                                   $ 200,483           $  76,693
                                                                   =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit and other notes payable                     $   6,100           $   6,100
   Accounts payable                                                    6,781               5,717
   Accrued compensation                                                8,162               4,794
   Capital lease obligations, current portion                          5,771               3,178
   Non-lease financing, current portion                                1,158               1,176
   Related party liabilities                                           2,008               1,575
   Other accrued liabilities                                          13,484               9,612
                                                                   ---------           ---------
      Total current liabilities                                       43,464              32,152

Capital lease obligations                                              9,967               3,076
Non-lease financing                                                    2,023               1,613
Convertible note                                                       5,000               5,000
Stockholders' equity:
   Convertible preferred stock                                           813               9,518
   Common stock                                                           52                  39
   Additional paid-in-capital                                        270,130             122,874
   Deferred compensation                                              (1,032)             (1,440)
   Unrealized gain on available-for-sale investments                     (98)                 15
   Accumulated deficit                                              (129,836)            (96,154)
                                                                   ---------           ---------
      Total stockholders' equity                                     140,029              34,852
                                                                   ---------           ---------
                                                                   $ 200,483           $  76,693
                                                                   =========           =========

(1)  Derived from audited financial statements as of December 31, 1997.

(2)  See Note 9 "Restatement of Financial Statements".

            See notes to condensed consolidated financial statements.

                                         EXCITE, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data; unaudited)

                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                                  -----------------------------             ------------------------------
                                                    1998                 1997                  1998                 1997
                                                  --------             --------             ---------             --------
                                                     (1)                                        (1)
Revenues                                          $ 44,004             $ 15,962             $ 100,010             $ 33,566

Cost of revenues:
  Hosting costs                                      4,447                2,518                10,902                6,054
  Royalties and other cost of revenues               3,277                1,145                 8,875                2,241
  Amortization of purchased technology                  --                1,939                    --                6,276
                                                  --------             --------             ---------             --------
        Total cost of revenues                       7,724                5,602                19,777               14,571
                                                  --------             --------             ---------             --------
Gross profit                                        36,280               10,360                80,233               18,995

Operating expenses:
  Research and development                           8,151                4,332                21,342               11,015

  Sales and marketing                               16,294                7,858                41,286               21,338

  Distribution license fees and data
     acquisition costs                               5,664                3,216                14,829                4,953
  General and administrative                         4,264                2,837                10,948                5,969

  In-process technology                                 --                   --                 6,200                2,346

  Merger and acquisition related
     costs, including amortization of
     goodwill and other purchased
     intangibles                                     1,177                  530                 4,074                1,946

  Amortization of prepaid Netscape
        service                                      7,574                   --                10,099                   --
                                                  --------             --------             ---------             --------
        Total operating expenses                    43,124               18,773               108,778               47,567
                                                  --------             --------             ---------             --------
Operating loss                                      (6,844)              (8,413)              (28,545)             (28,572)

Net interest income (expense) and
   other                                              (141)                 164                  (984)                 163
Equity share of losses of affiliated
   company                                            (614)                  --                (1,644)                  --
                                                  --------             --------             ---------             --------
Net loss                                          $ (7,599)            $ (8,249)            $ (31,173)            $(28,409)
                                                  ========             ========             =========             ========
Basic and diluted net loss per share              $  (0.15)            $  (0.27)            $   (0.68)            $  (1.07)
                                                  ========             ========             =========             ========
Shares used in computing net loss per
   share                                            50,339               31,104                46,130               26,463
                                                  ========             ========             =========             ========

(1)  See Note 9 "Restatement of Financial Statements".

            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 -------------------------
                                                                   1998             1997
                                                                 --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:                               (1)
   Net loss                                                      $(31,173)        $(28,409)

   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Amortization of deferred compensation                            705              119
     Depreciation                                                   8,525            4,215
     Amortization of intangibles                                    2,632            8,222
     In-process technology                                          6,200            2,346
     Amortization of Netscape service, distribution                13,128               --
        costs and trademarks
     Loss on disposal of property and equipment                        94               --
     Equity share of losses in affiliated company                   1,644               --
     Changes in assets and liabilities:
       Accounts receivable                                        (15,515)          (9,986)
       Related party receivable                                    (2,498)              --
       Prepaid Netscape distribution costs and trademarks         (70,000)              --
       Prepaid expenses and other current assets                   (1,670)          (1,170)
       Other assets                                                 2,003           (4,159)
       Accounts payable                                               771           (3,695)
       Accrued compensation                                         2,870            2,116
       Other accrued liabilities                                    3,462           (2,122)
                                                                 --------         --------
         Net cash used in operating activities                    (78,822)         (32,523)
                                                                 --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                             (6,771)          (7,103)
   Proceeds from disposal of property and equipment                   153               --
   Purchases of investments                                       (20,121)         (33,964)
   Sales and maturities of investments                             24,973           24,371
   Investment in affiliated company                                (2,357)            (290)
                                                                 --------         --------
         Net cash used in investing activities                     (4,123)         (16,986)
                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease and other financing
      obligations                                                  (3,012)            (606)
   Proceeds from bank lines of credit and other notes               6,000            6,000
      payable
   Payments on bank lines of credit and other notes
      payable                                                      (6,574)          (1,100)
   Proceeds from sale of redeemable convertible
      preferred stock                                                  --            6,385
   Proceeds from issuance of common stock                          98,625           39,756
                                                                 --------         --------
         Net cash provided by financing activities                 95,039           50,435
                                                                 --------         --------
Net increase in cash and cash equivalents                          12,094              926
Cash and cash equivalents at beginning of period                   15,366            3,971
                                                                 --------         --------
Cash and cash equivalents at end of period                       $ 27,460         $  4,897
                                                                 ========         ========

NON-CASH FINANCING ACTIVITIES:
   Amendment of common stock warrant to preferred stock          $     --         $  1,625
   warrant
   Property and equipment acquired under capital leases
      and other non-lease financing                                15,665            2,045
   Conversion of preferred stock to common stock                    8,705            3,232
   Issuance of preferred stock                                         --            1,720

(1)  See Note 9 "Restatement of Financial Statements".

            See notes to condensed consolidated financial statements.

                                  EXCITE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

    Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, is a global Internet media company offering consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. The Excite Network consists of the Excite (www.excite.com) and WebCrawler (www.webcrawler.com) brands, which provide a gateway to the World Wide Web (the "Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers navigate the Web, the Excite Network contains a suite of specialized information services, organized under numerous topical channels which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and other community features and personalization capabilities. Localized versions of Excite are available in Australia, China, France, Germany, Italy, Japan, Sweden, the Netherlands and the United Kingdom. The Company conducts its business within two industry segments, including the selling of banner and sponsorship advertising on the Excite Network to customers in various industries, and, through the merger with MatchLogic, Inc.("MatchLogic") (see Note 2), ad serving and targeting services.

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

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                  ---------------------------           ---------------------------
                                                    1998               1997               1998               1997
                                                  --------           --------           --------           --------
Net loss                                          $ (7,599)          $ (8,249)          $(31,173)          $(28,409)
                                                  ========           ========           ========           ========
   Weighted average shares outstanding              50,969             32,470             46,897             27,596
   Weighted average common shares issued
     subject to repurchase agreements                 (630)            (1,366)              (767)            (1,133)
                                                  --------           --------           --------           --------
Shares used to compute basic and diluted
     net loss per share                             50,339             31,104             46,130             26,463
                                                  ========           ========           ========           ========
Basic and diluted net loss per share              $  (0.15)          $  (0.27)          $  (0.68)          $  (1.07)
                                                  ========           ========           ========           ========

Reclassifications

    Certain previously reported amounts have been reclassified to conform to the current presentation format.

2.  BUSINESS COMBINATIONS

    Excite completed the following acquisitions for the nine months ended September 30, 1998:

                                                         Shares of Excite   Shares of Options
                                                           Common Stock        and Warrants
Company Acquired                       Date Acquired          Issued             Assumed
-------------------------------        --------------    ----------------    ----------------
MatchLogic, Inc. ("MatchLogic")        February  1998        6,122,240          1,048,838
Classifieds2000, Inc.                  April     1998        1,729,742             50,238
("Classifieds2000")
Throw, Inc. ("Throw")                  April     1998          329,790            318,018

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

     Separate results of the combined entities through the periods preceding the merger (February 2, 1998) are as follows (In thousands, unaudited):

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                              PERIOD            NINE MONTHS
                                              ENDED                ENDED
                                         FEBRUARY 2, 1998    SEPTEMBER 30, 1997
                                         ----------------    ------------------
Revenues:
  Excite                                     $  5,598             $ 31,432
  MatchLogic                                      376                2,134
                                             --------             --------
                                             $  5,974             $ 33,566
                                             ========             ========
Net loss:
  Excite                                     $ (1,656)            $(22,410)
  MatchLogic                                   (1,388)              (5,999)
                                             --------             --------
                                             $ (3,044)            $(28,409)
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

     In response to recent Securities and Exchange Commission (the "SEC") interpretative guidance surrounding acquisition-related in-process research and development, the Company has revised the original accounting for the purchase price allocation related to the 1998 acquisition of Throw and the related amortization of intangibles. This adjustment decreased the amount previously allocated to in-process technology by $10.0 million, which has been capitalized as goodwill and will be amortized on a straight-line basis over three years. As a result, in the second quarter of 1998, the Company allocated $6.2 million to in-process technology, and during the nine months ended September 30, 1998, the Company amortized a total of $1.8 million and has restated its condensed consolidated financial statements as of and for the three and nine months ended September 30, 1998. The effect of this restatement is summarized in Note 9. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to the Company's consolidated financial position, results of operations, and cash flows.

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

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

  Information by Operating Segment is as follows (In thousands; unaudited):

                                               INTERNET          AD SERVING
                                              NAVIGATION        AND TARGETING           TOTAL
                                              ----------        -------------         ---------
Three Months Ended September 30, 1998
Operating information:
  Revenues from external customers             $  34,633           $  9,371           $  44,004
  Distribution license fees and data               3,608              2,056               5,664
    acquisition costs
  Segment operating income (loss)                 (7,261)               417              (6,844)

Nine Months Ended September 30, 1998
Operating information:
  Revenues from external customers             $  84,090           $ 15,920           $ 100,010
  Distribution license fees and data              11,280              3,549              14,829
    acquisition costs
  Segment operating loss                         (21,651)            (6,894)            (28,545)

Balance sheet information:
  Total assets                                 $ 185,429           $ 15,054           $ 200,483

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                  EXCITE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                    CAPITALIZED         AMORTIZATION
                                                   AMOUNTS AS OF       JUNE 1, 1998 TO      BALANCE AS OF
                                                      APRIL 30,         SEPTEMBER 30,       SEPTEMBER 30,
                                                        1998                 1998                1998
                                                   --------------      ---------------      --------------
Prepaid distribution license fees and data            $ 29,285             $ (3,028)            $26,257
  acquisition costs
Prepaid Netscape service                                50,591               (8,432)             42,159
Prepaid trademark license                               10,000               (1,667)              8,333
                                                      --------             --------             -------
                                                      $ 89,876             $(13,127)            $76,749
                                                      ========             ========             =======

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

9.  RESTATEMENT OF FINANCIAL STATEMENTS

    As disclosed in Note 2 and in Management's Discussion and Analysis, in response to recent SEC interpretative guidance surrounding acquisition-related in-process research and development, the Company has revised the original accounting for the Throw acquisition. As a result, the Company has made an adjustment to decrease the amount previously expensed as in-process technology.

    The effect of this adjustment on previously reported condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 is as follows (in thousands, except per share data; unaudited):

                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1998                     SEPTEMBER 30, 1998
                                               -----------------------------          -----------------------------
                                               AS REPORTED          RESTATED          AS REPORTED          RESTATED
                                               -----------          --------          -----------          --------
STATEMENT OF OPERATIONS:
In-process technology                                --             $    --              16,200               6,200

Merger and acquisition related costs,
   including amortization of goodwill
   and other purchased intangibles                  424               1,177               2,568               4,074

Operating loss                                   (6,091)             (6,844)            (37,039)            (28,545)

Net loss                                         (6,846)             (7,599)            (39,667)            (31,173)
                                                 ------             -------             -------             -------
Basic and diluted net loss per share             $(0.14)            $ (0.15)            $ (0.86)            $ (0.68)
                                                 ======             =======             =======             =======

                                                                                             SEPTEMBER 30, 1998
                                                                                        ----------------------------
                                                                                        AS REPORTED         RESTATED
                                                                                        --------------      --------
BALANCE SHEET:
Intangible assets                                                                        $   1,446          $   9,940

Accumulated deficit                                                                      $(138,330)         $(129,836)

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

    The Company has incurred significant operating losses since inception, and as of September 30, 1998, the Company had an accumulated deficit of approximately $129.8 million. Although the Company experienced significant revenue growth during 1997 and the first nine months of 1998, there can be no assurance that this growth rate will be sustained or that revenues will continue to grow or that historical operating results will be indicative of future operating results. In addition, as the Company has grown, its operating expenses have increased, and the Company expects that its operating expenses will continue to increase as a result of its acquisitions, the performance of its obligations under the Netcenter Agreement, its increased sales and marketing efforts, its increased funding for development activities and the increased general and administrative staff needed to support the Company's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that in the future the Company will be profitable on a quarterly or annual basis.

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

    In-Process Technology. During the first nine months of 1998 and 1997, the Company incurred charges for in-process technology of $6.2 million and $2.3 million, respectively. The Company acquired Throw in April 1998, accounted for the transaction as a purchase, and of the total purchase price, $6.2 million was allocated to in-process technology and charged to operations in the second quarter of 1998. The 1997 charge of $2.3 million related to the value of acquired in-process technology that had not reached technological feasibility at the time of MatchLogic's formation in May 1997. To determine the value of the in-process technology, the Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to in-process research and development projects that had not yet reached technological feasibility and do not have alternative future uses.

    Other Merger and Acquisition Related Costs, including Amortization of Goodwill and Other Intangible Assets. During the third quarter of 1998 and 1997, the Company incurred merger and acquisition related costs of $1.2 million and $530,000, respectively. During the first nine months of 1998 and 1997, the Company incurred merger and acquisition related costs of $4.1 million and $1.9 million, respectively. In 1998, the Company incurred charges of approximately $743,000 and $700,000 for the acquisition of Classifieds2000 and MatchLogic, respectively, and incurred charges relating to the amortization of goodwill and other purchased intangibles resulting from the acquisition of Throw and the Webcrawler acquisition. The 1997 costs primarily relate to the amortization of goodwill and other purchased intangibles resulting from the WebCrawler acquisition.

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

    The Company has conducted an initial review of its proprietary software systems, and has determined that there are no significant Year 2000 issues within the Company's proprietary systems or services. Although the Company believes that its proprietary systems are Year 2000 compliant, the Company utilizes third-party equipment and software in the management of its business that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which may have a material adverse effect on the Company's business, results of operations and financial condition.

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

    Investing activities for the first nine months of 1998 and 1997 used cash of $4.1 million and $17.0 million, respectively. In the first nine months of 1998 and 1997, cash was used for purchases of short-term investments, property and equipment, and contributions towards its investment in Excite Japan, offset by the sales of short-term investments. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and management information systems. The Company expects that its capital expenditures will increase as its employee base grows. As of September 30, 1998, the Company did not have any material commitments for capital expenditures, although the Company anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures during the remainder of 1998, a portion of which may be financed through equipment leases and bank borrowings. At September 30, 1998 the Company had $3.1 million available on equipment lease lines, and the Company believes that additional lease financing will be available to it if necessary.

    Financing activities for the first nine months of 1998 and 1997 generated cash of $95.0 million and $50.4 million, respectively. Financing activities for the first nine months of 1998 primarily consisted of cash received in connection with the issuance of stock through the Company's public offering which was completed in June 1998 and, to a lesser extent, option exercises under the Company's equity incentive plan and warrants exercised by Netscape in July 1998. Financing activities for the first nine months of 1997 primarily consisted of a bank line of credit borrowing of $6.0 million and the sale of Common Stock to Intuit.

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