Form 10-K
period 1998-12-31
EXCITE INC
filed 1999-02-09
CIK 1007297

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
   (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                           OR

   ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM          TO
                    COMMISSION FILE NUMBER _________________

                                  EXCITE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                77-0378215
        (STATE OR JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

                  555 BROADWAY, REDWOOD CITY, CALIFORNIA 94063
                    (Address of principal executive offices)
                            TELEPHONE: (650) 568-6000
              (Registrant's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.001 PER SHARE PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

    Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]    NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of January 29, 1999, 53,829,408 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,074,187,064 as of January 29, 1999, based on the closing sale price per share of the registrant's Common Stock as reported on the Nasdaq Stock Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Excite, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders to be held in June 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

================================================================================

                                  EXCITE, INC.

                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART 1

ITEM 1:        Business                                                               3

ITEM 2:        Properties                                                            14

ITEM 3:        Legal Proceedings                                                     14

ITEM 4:        Submission of Matters to a Vote of Security Holders                   14


PART II

ITEM 5:        Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                                17

ITEM 6:        Selected Consolidated Data                                            18

ITEM 7:        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          19

ITEM 7A:       Quantitative and Qualitative Disclosure About Market Risk             34

ITEM 8:        Financial Statements and Supplementary Data                           35

ITEM 9:        Changes In and Disagreements with Accountants and
                  Accounting and Financial Disclosure                                59

PART III

ITEM 10:       Directors and Executive Officers of the Registrant                    60

ITEM 11:       Executive Compensation                                                60

ITEM 12:       Security Ownership of Certain Beneficial Owners and Management        60

ITEM 13:       Certain Relationships and Related Transactions                        60


PART IV

ITEM 14:       Exhibits, Financial Statement Schedules and Reports of Form 8-K       61


Signatures                                                                           62

                                     PART I

ITEM 1.  BUSINESS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of the Merger with At Home, which is expected to close during the second quarter of 1999, and certain other factors, including, without limitation, those risk factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

SUMMARY

    Excite, Inc., or "Excite", is a global Internet media company offering consumers and advertisers comprehensive Internet navigation services with extensive personalization and targeting capabilities. The Excite Network, consists of the Excite, WebCrawler and Classifieds2000 brands. Excite provides a gateway to the World Wide Web, or the "Web", that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers navigate the Web, the Excite Network contains a suite of specialized information services, organized under numerous topical channels that combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and other community features and personalization capabilities. Through its MatchLogic subsidiary, Excite provides innovative Internet ad campaign management tools and services in the form of reporting, measurement and analytical techniques and sophisticated direct and database marketing services. In addition, Excite believes there will be a significant opportunity to derive revenues from online transactions and, therefore, Excite has entered into, and is continuing to pursue, transaction-based arrangements which are designed to allow Excite to benefit from online purchases directed through advertisements on the Excite Network.

THE COMPANY

    Excite was formed in June 1994. Excite first launched its Excite search and directory service in October 1995. In April 1997, Excite launched a channels-based format to provide consumers with an interface that reflects the way they navigate through other forms of media and enables advertisers to more effectively reach target consumers. In April 1998, Excite launched, My Excite Start Page that enables consumers to personalize their home page Web interface and choose the information they want delivered to their personal page, thereby delivering a personalized Web experience for each consumer. In addition, the Classifieds2000 brand, acquired by Excite in April 1998, provides consumers with access to a nationwide database of online classified advertisements in a number of categories. Localized versions of Excite are available in Australia, China, France, Germany, Italy, Japan, Sweden, the Netherlands and the United Kingdom.

    Over the past several years, Excite has grown by both developing new services, and by acquiring a number of businesses, technologies, services and content.

- In 1996, Excite acquired The McKinley Group Inc., or "McKinley", the creator of the Magellan Internet Guide.

- During 1997, Excite completed its acquisition of the WebCrawler search and directory technology, or the "WebCrawler Acquisition", from America Online, Inc., or "AOL", and acquired Netbot, Inc., or "Netbot", an Internet software developer of advanced search technology.

- In 1998, Excite acquired MatchLogic, Inc., or "MatchLogic", a provider of solutions for the management and optimization of Internet advertising campaigns, Classifieds2000, Inc., or "Classifieds2000", a provider of online classified ads, and Throw, Inc., or "Throw", a development stage company focused upon the creation of community products.

    All of the above acquisitions were accounted for as pooling of interests, except for the acquisition of Throw and WebCrawler, which were accounted for as purchases. See Note 2 of Notes to Consolidated Financial Statements.

   On January 19, 1999, Excite, At Home Corporation, "At Home", an Internet service provider aimed at broadband cable subscribers, and Countdown Acquisition Corporation entered into a definitive Agreement and Plan of Reorganization, or the "Merger Agreement". Pursuant to the Merger Agreement, Excite will become a wholly-owned subsidiary of At Home. At the effective time of the Merger, all outstanding shares of Excite's Capital Stock will be exchanged for shares of At Home's Series A Common Stock, and options and warrants to purchase Excite's Capital Stock will be exchanged for options or warrants, as applicable, to purchase shares of At Home's Series A Common Stock. Each share of Excite's Common Stock will be exchanged for 1.041902 shares of At Home's Series A Common Stock. The exercise price and number of shares of Excite's Capital Stock subject to Company options or warrants, will be appropriately adjusted to reflect the exchange ratio. Any outstanding convertible debt at the effective time of the Merger, will thereafter be convertible into the number of shares of At Home's Series A Common Stock to which a holder of Excite's Common Stock would have been entitled to receive if the holder had converted the convertible debt into Excite's Common Stock prior to the Merger. The transaction is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

   In connection with the execution of the Merger Agreement, Excite and At Home entered into a Stock Option Agreement, or the "Stock Option Agreement", pursuant to which Excite granted to At Home an option to purchase up to 19.9% of the outstanding shares of Excite's Common Stock, which is exercisable upon the occurrence of certain events specified in the Stock Option Agreement.

   The Merger, which is expected to close in the second quarter of 1999, is subject to various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approval of the Excite's and At Home's stockholders.

   Excite may be required to pay a substantial termination fee if the Merger Agreement is terminated for certain specific reasons. Excite has filed the Merger Agreement with the Securities and Exchange Commission on January 20, 1999 under its Report on Form 8-K.

THE EXCITE NETWORK

    As the Web has evolved, Excite has grown from being a provider of a single-function Web search utility to offering a branded Internet media network consisting of Excite, WebCrawler and Classifieds2000 brands.

EXCITE SERVICES

    Excite's services consist of:

- navigation, such as Excite Search and Excite Channels, which help consumers more easily find relevant information;

- community, such as chat, email, bulletin board and instant messaging services, which help consumers connect and communicate;

- and personalization services, such as My Excite Start Page, a personalized home page which can be customized simply and easily by a consumer to satisfy his or her personal interests.

    EXCITE SEARCH. Excite maintains an extensive index of Web documents which is refreshed by its automatic spider technology on a regular basis. Excite's search technology allows consumers to search the Web in multiple ways, including by keyword, phrase, concept, Boolean logic or proper name. Excite's "More Like This" feature, which utilizes query-by-example technology, allows users who find a document of interest to find similar documents with the click of a button. In addition, Excite's automatic abstract technology provides consumers with a brief and accurate abstract of each document returned by a search. Excite Search also permits users to search news articles, Usenet newsgroups, the Excite City.Net travel index or Excite's Web Guide of approximately 100,000 Web sites.

    EXCITE CHANNELS. Excite's channels-based format for its services and content provides consumers with a more intuitive interface that reflects the way they navigate through other forms of media, such as television. This format also enables advertisers and retailers to more effectively reach target consumers. The entire suite of Excite services can be accessed from each channel. By combining existing services with specialized information and services from leading content providers, Excite provides channel-specific content including topical news, links to related Web sites, products and services and directories. Excite also has channel specific bulletin boards, communities, chat and search capabilities.

     The Excite brand currently includes the following channels:

     Autos                               Home & Real Estate
     Careers                             Lifestyle
     Classifieds & Auctions              Money & Investing
     Computers & Internet                News
     Education                           People & Chat
     Entertainment                       Shopping
     Games                               Sports
     Health                              Travel

   MY EXCITE START PAGE. Excite delivers a personalized Web experience for each consumer by allowing them to personalize their home page Web interface and choose the information they want delivered. After registering with Excite, consumers create a personal profile which selects and automatically updates information of interest such as personalized stock quotes, news stories, local and national sports scores, horoscopes, local and national weather, television listings and special reminders. As of December 31, 1998, Excite had approximately 4.5 million registered users of My Excite Start Page.

   EXCITE COMMUNITIES. Excite offers a number of services, which allow users to connect and communicate with each other. Excite believes that users who habitually check their email on Excite's Mail or their instant messages on Excite PAL are more likely to visit more frequently, spend more time on the Excite Network and use other Excite services as well. Community-building services, such as Excite Communities, Excite Boards and Excite Chat, allow users to join communities of other users with similar interests or needs, thereby enhancing the user experience within the Excite Network with the goal of improving customer retention.

   EXCITE SHOPPING. The Excite Shopping Channel offers a safe and convenient online shopping service for consumers. This channel is arranged around 20 departments, including: automobiles, books, clothes, computers and software, flowers and gifts, music and movies and other items. The Shopping Channel features links to a number of leading retailers' Web sites and also offers Excite Product Finder powered by Jango. After the consumer enters a product request, Excite Product Finder determines the best sources of information. The service then assembles the relevant information and displays the final shopping results in an easy-to-browse report that typically includes product reviews, specifications, pricing, secure transaction information and other essential shopping details. When a consumer is ready to buy, the purchase is completed on the merchant's Web site. In addition, to simplifying shopping on the Web for consumers, the Excite Shopping Channel also provides online retailers the opportunity to market products to shoppers at the point of decision.

WEBCRAWLER SERVICES

   WebCrawler was created in early 1994 and was one of the first Internet search engines. In November 1996, Excite acquired the WebCrawler search and directory technology from AOL. In March 1998, Excite redesigned the WebCrawler service to focus on speed, simplicity and practicality.

   Similar to the Excite brand, content on WebCrawler is organized within 21 channels such as Autos, Business & Investing, Entertainment, Home & Real Estate, News, Travel and Relationships. WebCrawler offers all of the community features offered throughout the Excite brand. WebCrawler users can also create a personalized home page with the My Page feature, which, like the My Excite Start Page feature, selects and delivers information of interest such as stock quotes and news headlines.

CLASSIFIEDS SERVICES

    Excite's Classifieds service provides consumers with access to a nationwide database of online classified advertisements in a number of categories. Users can place their own advertisements directly and can search the aggregated classifieds of Excite and its partners. Excite's Classifieds service is featured as the provider of classified advertising, other than career-related advertising, on Netscape's Netcenter.

   The Classifieds2000 brand currently includes the following channels:

        Collectibles                      Personals & Friends
        Computers & Software              Real Estate
        Employment                        Rentals & Roommates
        General Merchandise               Travel
        Opportunities & Services          Vehicles

   Excite believes it will need to constantly update its service offerings in order to attract and retain users. If any new service is not favorably received, it may adversely affect Excite's reputation, brand and user traffic. Excite may also experience difficulties or delays in developing new services. In addition new services may contain undetected errors. Excite may need to significantly redesign these services to correct any errors. Any difficulty or delays may cause user dissatisfaction or result in lost or delayed advertising revenues. Excite's business may be adversely affected if it does not successfully develop new services that are well received.

ADVERTISING AND COMMERCE

   Excite currently derives substantially all of its revenues from the sale of advertisements on the Excite Network through sponsorships, banner advertisements and, through its MatchLogic subsidiary, database and direct marketing arrangements. See MatchLogic below. In the future, Excite also intends to pursue revenues from online transactions.

   SPONSORSHIP ADVERTISING. During the second quarter of 1997, Excite began selling advertising placements and links outside of the space normally reserved for banner advertisements. These arrangements are known as sponsorships because they typically involve the placement of an advertisement or link in a topical channel as though the advertiser was sponsoring the content on a specific page. The ad or link is programmed to appear prominently in the same spot on the page each time the user calls for that page of channel content. Some of these sponsorships include relationships with Amazon.com, Inc., AT&T, Barnes & Noble, Inc., Foot Locker, Office Depot and Preview Travel, Inc.

   Sponsorships have a longer duration than Excite's banner advertisement agreements and typically have a two or three year term. In some instances, Excite has entered into exclusive sponsorship arrangements for certain channels. Some sponsorship arrangements provide that Excite will participate in the revenue or profit margin from a purchase made by a consumer who responded to an ad placed on the Excite Network. Excite has not received any online transaction revenues to date from these sponsorship arrangements and does not anticipate receiving any significant amount of online transaction revenues in 1999. Through December 31, 1998, Excite had entered into approximately 74 sponsorship arrangements, of which approximately 42 included some form of transaction revenue or margin sharing arrangement.

   Through Excite's various advertising programs, advertisers can combine multiple advertising packages in order to develop an advertising plan that reaches many audience types and that is designed to maximize reach, frequency of exposure and consumer response. For example, an airline company might utilize a general rotation advertisement as a base for mass exposure. The advertising campaign could be enhanced by using a topical affinity consumer targeting approach, by either sponsoring a section of the Travel Channel or purchasing keywords such as "travel" or "airfare" on any of Excite's related services.

   BANNER ADVERTISEMENTS. Banner advertisements are prominently displayed throughout the Excite Network and as the consumer interacts with the Excite Network, new advertisements are displayed. Excite offers a variety of banner advertising programs that enable advertisers to target their audiences at various levels of market segmentation. Mass market placements deliver general rotation banner advertisements throughout the Excite's Network but do not have any particular market segmentation. Targeted advertising for an audience with a specific content interest on one of Excite's services; these advertisers can target general interest topics such as "sports" or can target advertisements to more specific sub-categories such as "college basketball" or a particular team. Excite charges higher per impression fees for advertising products based upon the specificity of the target audience. Excite's standard rates for advertising range from $24 per thousand impressions, or "CPMs", for general rotation across undifferentiated users to $170 per thousand impressions for targeted affinity or keyword packages.

   Excite's banner advertising agreements generally are for a relatively short term and provide for a minimum number of guaranteed impressions for a fixed fee. Accordingly, actual CPM rates depend upon a variety of factors, including, without limitation, the duration of the advertising contract and the number of impressions purchased. These advertising purchases are also often negotiated on a case-by-case basis. Because of these factors, actual CPM rates experienced by Excite have been lower than its standard rates.

NETCENTER

   CO-BRANDED SERVICES. In April 1998, Excite and Netscape Communications Corporation, or "Netscape", entered into a two-year agreement, or the "Netcenter Agreement", with respect to Netscape's "Netcenter" online service. Under the Netcenter Agreement, Excite provides programming and content for certain channels on Netcenter which are co-branded and provides a Web search and directory service for Netscape, collectively, the "co-branded services". In addition, Excite's Classifieds service is featured as the provider of classified advertising, excluding career and job posting classified ads, for the Netcenter service. Excite is responsible for advertising sales for, and will pay to Netscape a percentage of advertising revenues generated from, the co-branded services and is also required to make payments based upon the amount of traffic generated from the Net Search page and the Netcenter Widget Tool.

   DISTRIBUTION. Under the Netcenter Agreement, Excite is featured as a "premier provider" on Netscape's Net Search page and will be similarly featured on the Netcenter Widget Tool accessible from Netscape's Home Page. Excite's services were allocated 25% of the random rotation of premier provider listings from the Net Search page for the two-year term of the Netcenter Agreement, with Excite receiving 25% and 50% of the rotation during the first and second years of the term of the agreement, respectively. Netscape guaranteed that Excite will receive a certain minimum number of impressions from the Net Search page and a certain minimum number of click-throughs from the Netcenter Widget Tool over the term of the Netcenter Agreement. Netscape also guaranteed that the co-branded search service will receive a certain minimum number of impressions and click-throughs, and that the co-branded channels will receive a certain minimum number of initial page views over the term of the Netcenter Agreement. Excite will be responsible for developing, programming and hosting the co-branded services. Excite will also be responsible for selling advertising on the co-branded services. Excite will bear all costs incurred by it in connection with the Netcenter Agreement, without a right of reimbursement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Netscape and Sales and Marketing."

   TERMINATION. The Netcenter Agreement expires in June 2000 and may be terminated sooner in the event of certain types of changes in control with respect to Excite or Netscape. If the proposed acquisition of Netscape by America Online is consummated, Excite would have the right to terminate the Netcenter Agreement. Excite has not determined whether it will exercise this termination right if that acquisition is consummated. The early termination provisions will not be triggered as a result of the proposed acquisition of Excite by At Home. Neither party is obligated to renew the Netcenter Agreement at the end of its two-year term.

   Upon the termination of the Netcenter Agreement, other than a termination in connection with certain acquisitions of or by Netscape, Excite will be obligated to deliver to Netscape certain technology used in connection with the operation, production, development, management and support of the co-branded services for which Excite has granted Netscape a license, or the "Licensed Technology". This license is a perpetual, royalty-free license, including the right to sublicense the Licensed Technology. If Excite elects to terminate the Netcenter Agreement as a result of the proposed acquisition by America Online, Netscape would be required to repay Excite a certain portion of the $70 million cash prepayment Excite previously paid to Netscape, as well as reimburse Excite for certain costs and expenses. Excite will be required to provide Netscape certain limited engineering support with respect to the Licensed Technology. In addition, if Netscape believes that Excite's own service, or the content provided by Excite for the Netcenter service, contains material that Netscape deems likely to cause it material harm, and if Excite does not revise such objectionable content in a timely manner, Netscape may terminate the Netcenter agreement with no obligation to repay any portion of the $70.0 million cash prepayment or to reimburse Excite for any costs or expenses.

DISTRIBUTION

   Excite believes that maintaining a presence on Web access points and other high-traffic Web sites, known as gateways, is an important factor in obtaining traffic and attracting advertisers. Excite seeks to obtain new consumers by providing multiple gateways into the Excite Network, thereby increasing its visibility on Web access points. Excite has established premier positions on the Web through the Netcenter Agreement, a co-branding relationship with AOL, as well as co-branding relationships with several major personal computer manufacturers, or "OEMs", to make Excite the personal computer's default website for their consumers. In addition, Excite has established a number of distribution relationships under which the Excite brand is typically featured as the default Web navigation network. These distribution relationships include AT&T, Prodigy and PointCast.

   Excite also has a five-year distribution agreement with AOL which expires in November 2001 under which a co-branded version of the Excite search and directory service, AOL NetFind Powered by Excite, is designated as the exclusive Web search and directory service for the AOL service.

MATCHLOGIC

   In February 1998, Excite acquired MatchLogic, a provider of Internet advertising campaign management and database and direct marketing solutions. Excite operates MatchLogic as an independent subsidiary, in order to assure Web advertisers and agencies of the independence of MatchLogic campaign management services, and of the confidentiality of consumer data collected from these services.

   CAMPAIGN MANAGEMENT. Today, there are two methods of delivering advertising messages on the Web, one is via the Web sites themselves, the other is via third party ad servers such as MatchLogic. Prior to third-party ad serving, ads were delivered exclusively by Web sites. For large advertisers planning to place advertisements on multiple sites, this process was inefficient and ineffective, because a single Web site only provides information about its own activity and cannot provide consistent reporting of advertising results from multiple Web sites. MatchLogic provides campaign management services directly to large advertisers and agencies that are planning targeted ad campaigns across multiple sites. Using MatchLogic's services, individual advertisers or advertising agencies can deliver ads based on a user's particular demographic traits, geographic location, connection capabilities and/or keyword and virtual keyword data input. MatchLogic serves ad campaigns simultaneously to multiple Web sites or e-mail messages to "opt-in" e-mail audiences. MatchLogic measures results immediately, produces consolidated results reports on the success of the entire campaign, and analyzes these results to enable advertisers to quickly assess the effectiveness of the campaign. Changes to the campaign are then made quickly and centrally by MatchLogic in order to maximize the effectiveness of the advertiser's investment.

   DATABASE AND DIRECT MARKETING. The principal challenge for direct marketers is to continually increase response rates. In order to accomplish this goal, direct marketers need to have access to a robust, continually refreshed consumer database, which provides them with current, relevant demographic information. MatchLogic acquires, packages and distributes consumer data through digital and land-based data channels. Land-based data channels, such as warranty cards, are costly to create and may require longer periods of time to collect and assemble, and may become obsolete in a short period of time. On the other hand, the digital Web-based data channels are a new and emerging market from which current demographic information and data on purchase intentions can be gathered and analyzed online and in real time.

   MatchLogic operates as an independent subsidiary of Excite with its own sales force, research and development and operations departments; however, Excite intends to utilize the ad serving, "opt-in" e-mail direct marketing and targeting technology of MatchLogic to improve results for advertisers on the Excite Network.

   MatchLogic maintains four data centers in the U.S. which served an average of approximately 39 million advertising impressions per day during the quarter ended December 31, 1998 to over 1,200 Web sites for approximately 350 advertisers. MatchLogic's customers include large advertisers, such as General Motors Corporation, Bank One, Schwab, Procter & Gamble, AT&T and leading advertising agencies, such as, DDB Needham, Thunderhouse Online Marketing Communications and Bronner SIG. MatchLogic is based in Westminster, Colorado, and as of December 31, 1998 had 173 full-time employees.

TECHNOLOGY, RESEARCH AND DEVELOPMENT

   PERSONALIZATION. Excite has devoted significant resources in developing its personalization technology, which provides users the ability to personalize their Web experience. Excite uses a flexible architecture, which allows the reuse of a user's personalized information throughout the Excite Network. With Excite's dynamic page generation technology, customized and personalized pages can be delivered to each Excite user, allowing for many different types of frequently updated content, such as sports, stock quotes or news, to be displayed each time a user returns to the Excite Network. Modular templates allow Excite to quickly add new types of data to personal pages or produce different appearances for use with different sponsorship arrangements.

   AD SERVING. Excite's ad serving technology delivers targeted advertising in a fast, accurate and efficient manner. Scheduling algorithms ensure delivery of ad impressions in the quantities required and support a pool of general rotation ads. Excite's reporting infrastructure provides advertisers with daily online reports of advertising performance.

   "OPT-IN" ELECTRONIC-MAIL MESSAGING. MatchLogic, offers an e-mail push program called DeliverE which is an "opt-in" e-mail service. DeliverE gives advertisers the ability to distribute their selling offers and branding messages to highly targeted audiences on the Web via e-mail.

   EXCITE'S SHOPPING SEARCH. Excite's Shopping Search, which built upon Excite's proprietary programming language, called the Adapter Language, is used to aggregate and homogenize data gathered from various Web sites in response to user queries regarding a particular product.

   UNIVERSAL REGISTRATION. Excite has developed a user registration system that allows users to register for the Excite Network and subsequently authenticates them when they access specific services. Excite's universal registration utilizes front-end caching which enables fast read access to user data needed to support the Excite Network's user volume. Users can be authenticated even if they have multiple user names and Excite also stores user demographic information with its universal registration system.

   As of December 31, 1998, there were 228 employees on Excite's research and development staff. Excluding charges for purchased in-process technology, research and development costs were $29.2 million, $16.7 million and $8.0 million for the years ended December 31, 1998, 1997, and 1996, respectively. Excite believes that developing new and enhanced services and technology is necessary to remain competitive. Accordingly, Excite intends to continue to make investments in research and development, including developing, licensing or acquiring new technologies.

   The market in which Excite competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements, and changing customer demands. These market characteristics are exacerbated by the emerging nature of the Web and the apparent need of companies from a multitude of industries to offer Web-based products and services. Accordingly, Excite's future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its network in response to competitive service and product offerings, and evolving demands of the marketplace. The failure of Excite to adapt to such changes and evolution would have a material adverse affect on Excite's business. In addition, if new Internet, networking or telecommunications technologies are adopted or if other technological changes occur, Excite may incur substantial expenses to modify or adapt its services or infrastructure.

SALES AND MARKETING

   As of December 31, 1998, Excite had a direct sales organization of 74 professionals located in Chicago, Dallas, Detroit, Los Angeles, New York and San Francisco. This direct sales force sells to advertisers and advertising agencies and is responsible for selling banner advertisements and sponsorships on the Excite Network. Excite believes that an internal sales force dedicated to selling advertising on the Excite Network provides a higher level of customer service and satisfaction to advertisers during both the buying and reporting process. In addition, Excite has a dedicated group of professionals focused on advertising reporting and measurement. Because of the campaign management, digital marketing and data asset management capabilities of MatchLogic, advertisers on the Excite Network can receive one cohesive aggregated report on the placement, analysis and effectiveness of their online advertisements. Excite believes that in order to be a leader in Web advertising and provide the highest level of service, it must continue to develop technologies for the precise and timely placement, targeting and measurement of advertising. As part of the Netcenter Agreement, Excite's sales organization is responsible for selling advertising on the co-branded services and on most of the Netcenter classified advertisement services. Therefore, Excite has significantly expanded its direct sales force.

   Excite's marketing goal is to build the brands of the Excite Network and its services into well recognized consumer brands. Excite utilizes a variety of marketing programs, including traditional "off-Web" programs such as joint marketing programs with strategic partners and television, print, radio and billboard promotions as well as online advertising. In December 1998, Excite launched a national television advertising campaign, which it refers to as the "You Can Too" campaign, designed to raise consumer brand and product benefit awareness.

USER SUPPORT

   Excite offers user support via telephone and also offers a comprehensive online help guide, which offers searching tips and provides a complete guide to the Excite Network. As of December 31, 1998, Excite had 23 support personnel. Excite also offers a "New to the Net" section of its help service for Web novices. This service offers an overview of the Web and the Excite Network as well as Excite Seeing Tours, which is a "how to" service designed to instruct a consumer how to perform a particular task using information from the Web. In addition, Excite offers Web and e-mail based support for it's My Excite Start Page, Mail, Excite Chat, Excite PAL and Excite Communities services.

INTERNATIONAL

   Excite believes that there are significant opportunities to leverage the Excite service internationally and offers localized versions of the Excite service in Australia, China, France, Germany, Italy, Japan, Sweden, the Netherlands and the United Kingdom. Excite seeks to enter relationships with business partners who offer content, technology and distribution capabilities as well as marketing and cross-promotional opportunities internationally. Excite has established the following international relationships.

   In October 1997, Excite and Itochu Corporation and certain affiliated entities, or collectively "Itochu", entered into a joint venture agreement with respect to Excite's wholly-owned subsidiary, Excite Japan, in order to provide comprehensive localized Excite services in Japan. Advertising sales are made through CTC Create Corporation, a wholly-owned subsidiary of Itochu. Excite currently holds 50% of the outstanding capital stock of Excite Japan.

   In August 1998, Excite and Telecom Italia S.p.A. formed Excite Italia BV, which is owned 50% by Excite and 50% by Telecom Italia. Excite Italia will program certain portions of www.tin.lit, the Internet site of TIN, a division of Telecom Italia and one of Italy's Internet access providers, as well as provide an Italian language search directory service under the Excite brand. Telecom Italia has committed to provide the initial start-up capital for the venture, while Excite will provide the core technology, related services and brand name.

   In August 1998, Excite and LibertyOne Limited, a publicly listed Australian corporation, formed Excite Asia Pacific Pty Ltd, which is owned 50% by Excite and 50% by LibertyOne. Excite Asia Pacific will build an Excite branded, advertising and commerce supported Web portal for the Australian and the Asia-Pacific Internet markets. Liberty One will contribute cash as its contribution to the venture, while Excite will provide the core technology, related services and brand name.

   In January 1999, Excite and BT Holdings Ltd, or "BT", a subsidiary of British Telecommunications, entered into a joint venture agreement whereby BT purchased 50% of the shares of Excite UK Ltd, that had been a wholly-owned subsidiary of Excite. The joint venture company, which will continue to be known as Excite UK Ltd, will be owned 50% by Excite and 50% by BT, and will continue to provide an Excite branded, advertising and commerce supported Web portal for the United Kingdom market. BT will contribute cash as its contribution to the venture and Excite will contribute the core technology, related services and brand name.

   Excite has a multi-year agreement with Netscape under which it is producing a local navigation service with topical channels and other features for Netscape's International Netscape Guide for Australia, France, Germany, Japan and the United Kingdom, and is also featured on Netscape's international search page.

   During 1998, 1997 and 1996, less than 10% of Excite's user traffic and less than 10% of Excite's total revenues were derived from international sources. See Note 10 of Notes to Consolidated Financial Statements.

   Expansion into international markets has required and will continue to require management attention and resources. Excite has limited experience in localizing its services and many of Excite's competitors are also undertaking to expand into foreign markets. Excite may not succeed in expanding into international markets. In addition to the uncertainty regarding Excite's ability to generate revenues from foreign operations and expands its international presence, there are certain risks inherent in doing business on an international basis. These include, among others:

- regulatory requirements, legal uncertainty regarding liability, tariffs and other trade barriers;

-   difficulties in staffing and managing foreign operations;

- longer payment cycles, different accounting practices, problems in collecting accounts receivable;

- and political instability, seasonal reductions in business activity and potentially adverse tax consequences.

    To the extent Excite expands its international operations and has additional portions of its international revenues denominated in foreign currencies, Excite may become subject to increased risks relating to foreign currency exchange rate fluctuations. Any one or more of the factors discussed above may adversely affect Excite's future international operations and, consequently, Excite's business.

COMPETITION

   The market for Web services and Web advertising is intensely competitive. There are no substantial barriers to entry in these markets and Excite expects competition to intensify. Excite believes that the number of companies relying on fees from Web-based advertising has increased substantially during the past year. Accordingly, Excite may face increased pricing pressure for the sale of advertisements on its network, which may have a material adverse affect on Excite's business. Excite believes the main competitive factors in this market are brand recognition, user base, performance, ease of use, variety of value-added services, features and quality of support.

   Excite competes with a number of companies both for users and advertisers. Excite expects this competition will intensify, particularly because there are few barriers to entry in Excite's market. Excite's competitors include:

- Web "portal" companies such as Infoseek's Go Network, Lycos, Netscape's Netcenter, Yahoo!, Alta Vista, and Snap;

- online service providers such as America Online, CompuServe, Microsoft's MSN and Prodigy services;

-   Web content broadcasting services, such as PointCast;

- large media companies, such as CBS, NBC and Time-Warner, who have announced initiatives to develop Web services;

- and other smaller companies providing Web-based and advertising supported content.

   As Excite increases the content offerings and services on the Excite Network, it will increasingly face competition from a large number of businesses which offer Web services such as e-mail, stock quotes, news and chat features and who publish information and content on the Web.

   Excite also expects to compete with Internet and online service providers, Web site operators, providers of Web browser software, such as Netscape or Microsoft, and other Internet services and products that incorporate search and retrieval features into their offerings. Many of these potential competitors have announced plans to offer competing Web services and may take actions that make it more difficult for consumers to find and use the Excite Network. For example, Netscape introduced Netcenter, which competes directly with the Excite Network for traffic and advertisers. Microsoft recently licensed products and services from Inktomi Corporation, a direct competitor of Excite, and has announced that it will feature and promote Inktomi services in the Microsoft Network and other Microsoft online properties. In addition, Microsoft has announced that it will offer personalized Web services through Microsoft's Start service. Such search services may be tightly integrated with Microsoft's operating systems, Internet Explorer Web browser and other software applications, and Microsoft may promote such services within MSN or through other end-user services such as MSNBC or WebTV. As Microsoft's search services may be more conveniently accessed, this may provide Microsoft with significant competitive advantages that may have a material adverse affect on Excite's user traffic.

   As the market continues to develop and competition intensifies, Excite's competitors may merge or form strategic alliances that would increase their ability to compete with Excite for traffic and advertisers. Such mergers may also negatively impact Excite's ability to form or maintain strategic relationships with those companies. For example, in November 1998, AOL announced that it will acquire Netscape in a transaction that will extend AOL's services. This merger is expected to close in the spring of 1999 and is subject to various conditions including regulatory approvals and approval by AOL's and Netscape's shareholders. If approved, the merger may strengthen Netscape's Netcenter and AOL as competitors of Excite for traffic and advertisers. In addition, this merger may also reduce the probability of the renewal of any existing or new strategic relationships with either company in the future.

   Many providers of Web services have been entering into distribution arrangements, co-branding arrangements, content arrangements and other strategic partnering arrangements with Internet and online service providers, providers of Web browsers, operators of high traffic Web sites and other businesses in an attempt to increase traffic and page views, and thereby making their Web sites more attractive to Web advertisers while also making it more difficult for consumers to utilize Excite's services. In addition, many large media companies have either launched or have announced that they are contemplating developing Internet navigation services and are attempting to become Web "gateway" sites for Web users. For example, Infoseek Corporation and the Walt Disney Company have partnered to launch Go Network, which features ABCNEWS.com for news, ESPN.com for sports, Disney.com for kids and family, Infoseek for search, and Disney and ABC for entertainment and will compete directly with the Excite Network for traffic and advertisers. In addition, both Time-Warner and CBS have announced initiatives to develop Web services in order to have their Web sites become the starting point for users navigating the Web. In the event such companies develop such "gateway" sites, Excite could lose a substantial portion of its user traffic, which would have a material adverse affect on Excite's advertising revenues and on its business.

   As a result of Excite's acquisition of MatchLogic, a portion of its revenues were derived from providing advertisers and advertising agencies with services designed to manage targeted Internet advertising campaigns. This market is also a new and evolving market which is increasingly competitive and in which there are no substantial barriers to entry. MatchLogic competes in this area primarily with CMG Information Services, Inc., and competes indirectly in this area with DoubleClick Inc., which offers Internet advertising solutions for advertisers and Web sites, and NetGravity, Inc. and AdForce, Inc., which provide advertising management software. MatchLogic expects to face competition in this area from additional companies in the future.

   Many of Excite's existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than Excite. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, advertisers and content providers. Further, these competitors may develop Web search and retrieval services or other online services that are equal or superior to those of Excite or that achieve greater market acceptance than Excite's offerings.

   Excite also competes with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. If advertisers do not perceive Internet advertising to be as effective as traditional media, Excite's business may be adversely affected.

INTELLECTUAL PROPERTY

   Excite regards its technology as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods, and has been issued a patent with respect to certain aspects of its searching and indexing technology. Excite has filed two patent applications with respect to other aspects of its technology. These applications may not result in a patent being issued. Furthermore, any patents that may be issued from these pending applications, may not be sufficiently broad to protect Excite's technology. In addition, despite having patents, it is possible that Excite's patents may be challenged, invalidated or circumvented. The failure of any patents to protect Excite's technology may make it easier for Excite's competitors to offer technology equivalent or superior to Excite's technology.

   Excite also generally enters into confidentiality or license agreements with its employees and consultants, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Excite's services or technology without authorization, or to develop similar technology independently. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Policing unauthorized use of Excite's technology is difficult. The steps taken by Excite may not prevent misappropriation or infringement of its technology. In addition, litigation may be necessary in the future to enforce Excite's intellectual property rights, to protect Excite's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation may result in substantial costs and diversion of resources and may have a material adverse affect on Excite's financial condition.

   Many parties, including competitors of Excite, are actively developing search, indexing and related Web technologies. Some of these parties have taken, and Excite believes that others will take, steps to protect these technologies, including seeking patent protection and enforcement of such patents through licensing and litigation. As a result, Excite believes that disputes regarding the use of such technologies are likely to arise in the future. Competitors or others may initiate lawsuits against Excite asserting patent infringement. Excite may not be able to defend successfully any such litigation either on the grounds that patents are invalid or that Excite's search technology does not infringe on patents of others. Even if Excite is successful, there can be no assurance that the costs and resources required to defend any such litigation will not have a material adverse affect on Excite's financial condition.

   In addition, from time to time, Excite has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights, including claims for infringement resulting from users downloading of materials by the service operated by Excite. Although Excite investigates claims and responds as it deems appropriate, there can be no assurance that infringement or invalidity claims, or claims for indemnification resulting from infringement claims, may not be asserted or prosecuted against Excite or that any assertions or prosecutions will not materially and adversely affect Excite's financial condition. Irrespective of the validity or the successful assertion of such claims, Excite would incur significant costs and diversion of resources to defend any such claims which may have a material adverse affect on Excite's financial condition. If any claims or actions were asserted against Excite, Excite might seek to obtain a license under a third party's intellectual property rights. Such a license may not be available on commercially reasonable terms, or at all.

   Excite also licenses from third parties certain of its technologies. As it continues to introduce new services that incorporate new technologies, it may be required to license additional technology from others. These third-party technology licenses may not be available on commercially reasonable terms, if at all. If Excite does not obtain any of these technology licenses it may experience delays or reductions in the introduction of new services or may materially and adversely affect the performance of its services until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in the introduction of services or adverse impact on service quality may materially and adversely affect Excite's business.

GOVERNMENT REGULATION

   There are currently few laws or regulations that specifically regulate communications or commerce on the Internet or other online services. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and other aspects of the sale of products or services. Any new laws or regulations may increase the costs of conducting business or transmitting data over the Internet or online services or may otherwise affect Excite's business.

EMPLOYEES

   As of December 31, 1998, Excite had 711 full-time employees, including 228 in research and development, 370 in sales and marketing, 74 in finance and administration and 39 in operations and support. Excite's employees are not represented by any collective bargaining unit, and Excite has never experienced a work stoppage. Excite believes its relations with its employees are good.

   Excite depends on the performance and continued performance of its executive officers and other key employees. Excite must also attract, train, retain and motivate high quality personnel, especially its management and engineering and development teams. Competition for such personnel is intense, particularly in the San Francisco Bay Area. The loss of the services of any of Excite's executive officers or other key employees or the failure of Excite to attract, integrate, motivate and retain additional key employees may adversely affect Excite's business. Excite does not have "key person" life insurance policies on any of its employees.

ITEM 2. PROPERTIES

   Excite's headquarters are located in, and substantially all of its operations are conducted out of, leased facilities in Redwood City, California. In addition, MatchLogic's facilities are located in, and substantially all of its operations are conducted out of, leased facilities in Westminster, Colorado. Excite and MatchLogic's leases include:

                                 SQUARE                          EXPIRATION
LOCATION                         FOOTAGE             TERM            DATE                    RENEWAL OPTION
--------                         -------             ----            ----                    --------------
EXCITE

Redwood City, California         88,000             10 years       March 2007         One additional 5 year term
Redwood City, California         50,000             10 years     September 2008       One additional 5 year term

MATCHLOGIC

Westminster, Colorado            46,000             10 years       July 2009          Two additional 3 to 5 year terms

   In addition, Excite has leased an additional 23,000 square feet of office space adjacent to its headquarters under a ten-year lease expiring in March 2007, which Excite has subleased through June 1999 with an additional three month renewal option through September 1999. In relation to the acquisition of Classifieds2000, Excite assumed a 20,000 square foot leased facility located in Sunnyvale, California, under a lease expiring in March 2003, which Excite has subleased through that date.

   Excite believes that its existing facilities and offices are adequate to meet its requirements for the foreseeable future.

   Excite has also leased additional space, primarily for sales offices, in London, England; New York, New York; Austin, Texas; Seattle, Washington; and other cities in the United States. Excite's success largely depends on the uninterrupted operation of its computer and communications systems. Accordingly, a system failure at Excite's operations facilities may materially and adversely affect the performance of Excite's services.

ITEM 3.  LEGAL PROCEEDINGS

    On November 18, 1996, Kristine Paaso and Laura Lindsey filed a complaint in the California Superior Court, Santa Clara County, against Excite and certain of its founders alleging breach of an alleged oral agreement, breach of fiduciary duty and fraud. The plaintiffs allege that they participated in the creation of Excite's business plan and were entitled to participate as officers and stockholders of Excite. The complaint seeks an unspecified amount of damages, including punitive damages. In February 1998, the Court granted Excite a motion for summary judgment to this complaint and entered judgment in favor of Excite and the individual defendants on all claims. The plaintiffs have subsequently filed a notice of appeal from the judgment. Excite intends to continue to defend this action vigorously. It may not be possible to ascertain the definitive outcome of this litigation at this time, an unfavorable outcome may have an adverse affect on Excite's financial condition. The cost of litigation, regardless of the outcome, may also adversely affect Excite's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no submissions of matters to a vote of security holders during the quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the executive officers of Excite:

NAME                           AGE    POSITION
----                           ---    --------
George Bell                    42     Chief Executive Officer and a Director
John Polumbo                   46     President and Chief Operating Officer
Robert C. Hood                 57     Executive Vice President, Chief Administrative Officer
                                        and Chief Financial Officer
Brett T Bullington             45     Executive Vice President
Pete Estler                    36     President and Chief Executive Officer, MatchLogic
Joseph R. Kraus, IV            27     Senior Vice President and a Director
Kenneth Wachtel                46     Senior Vice President, Advertising Sales
Fred Siegel                    45     Senior Vice President, Marketing
Chris Vail                     38     Vice President, General Counsel and Secretary

    Mr. Bell has been Chief Executive Officer and a director of Excite since January 1996 and was also the President of Excite from January 1996 to August 1998. From December 1995 until January 1996, he was a consultant to Excite. From May 1991 to December 1995, Mr. Bell was employed by The Times Mirror Company, a publishing and cable television company, most recently as President -- The Skiing Company for Times Mirror Magazines and previously as President -- The Outdoor Company and Vice President, Multimedia for Times Mirror Magazines. Prior to joining The Times Mirror Company, Mr. Bell worked as an independent producer, writer and packager of television sports and documentary programming and as a staff producer and writer for the ABC television network. Mr. Bell has received four Emmy Awards. He received a B.A. in English from Harvard College.

    Mr. Polumbo has been President and Chief Operating Officer of Excite since August 1998. From June 1995 to August 1998, he was employed by Pacific Bell, a telecommunications company, most recent as President and Chief Executive Officer of Pacific Bell Mobile Services and previously as President of Pacific Bell's Consumer Markets Group. Before joining Pacific Bell, Mr. Polumbo served as Vice President of Sybase, Inc.'s Worldwide Customer Service and Support business unit. Prior to joining Sybase in 1994, Mr. Polumbo served as Sprint Communications' Senior Executive on the West Coast, a position that he assumed in 1990. He received a B.A. in Social Sciences from the University of Pittsburgh and an M.B.A. from Stanford University (Sloan Program).

    Mr. Hood has been Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Excite since December 1996. From November 1996 to December 1996, he was a consultant to Excite. From July 1995 to February 1996, Mr. Hood served as Chief Operating Officer of RockShox Inc., a mountain bike component manufacturer. From March 1992 to April 1995, he served as Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation, a transportation services company. He received a B.A. in Economics from Bates College and an M.B.A. from Dartmouth College.

    Mr. Bullington has been Executive Vice President of Excite since January 1997. From November 1995 to January 1997, he served as Senior Vice President, Marketing and Sales of Excite and, from August 1995 until November 1995, he was a consultant to Excite. From May 1995 to August 1995, Mr. Bullington worked as an independent marketing and sales consultant. From May 1994 to May 1995, Mr. Bullington served as Vice President of Marketing and Sales for Planning & Logic, Inc., a software company. From January 1992 to May 1994, he was employed by Taligent, Inc., a software company, as Director of Worldwide Channel Development. He received a B.A. in Political Science from the University of California at Santa Barbara.

    Mr. Estler has been President and Chief Executive Officer of MatchLogic since inception. Prior to joining Matchlogic, Mr. Estler was President and founder of dbINTELLECT Technologies, a Colorado-based division of EDS, since September 1993. Mr. Estler graduated with honors in Computer Science from Chattanooga University.

    Mr. Kraus has been a Senior Vice President of Excite since January 1997 and a director of Excite since June 1994. He served as Senior Vice President, Business Development of Excite from January 1996 to January 1997 and, from June 1994 to January 1996, served as President of Excite. Prior to joining Excite, Mr. Kraus was a student at Stanford University. He received a B.A. in Political Science from Stanford University.

    Mr. Wachtel has been Senior Vice President, Advertising Sales since March 1997. Prior to joining Excite and since 1976, Mr. Wachtel was employed by CBS television network, most recently as Vice President, News Sales. He received an A.B. in Economics and Government from Dartmouth College and an M.B.A. from the University of Chicago Graduate School of Business.

    Mr. Seigel has been Senior Vice President, Marketing of Excite since October 1998. From July 1993 to October 1998, Mr. Seigel served as Senior Vice President, Marketing of QVC, Inc., a home shopping company. He received a B.A. in Behavior Sciences from Drew University.

    Mr. Vail has been Vice President, General Counsel since October 1997 and Secretary of Excite since May 1997. From April 1997 to September 1997, Mr. Vail served as Associate General Counsel of Excite and from September 1996 to March 1997 he served as Contracts Manager of Excite. From January 1996 to September 1996, Mr. Vail maintained his own law practice. From May 1989 to January 1996, Mr. Vail was a member of the legal department of AT&T, a communications company. He received a B.A. in Government from Georgetown University and a J.D. from the University of California, Los Angeles. Mr. Vail is a member of the State Bar Association of California.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Excite's Common Stock has been traded on the Nasdaq Stock Market under the symbol "XCIT" since April 4, 1996. The following table sets forth the high and low closing sales prices of Excite's Common Stock for the periods indicated and are reported by the Nasdaq Stock Market, adjusted for the July 1998 two-for-one stock split:

FISCAL YEAR ENDED DECEMBER 31, 1997                               HIGH      LOW
-----------------------------------                             --------  -------
   First quarter                                                $  10.57  $  4.38
   Second quarter                                                   7.94     3.94
   Third quarter                                                   17.13     7.13
   Fourth quarter                                                  17.19    10.06

FISCAL YEAR ENDED DECEMBER 31, 1998                               HIGH      LOW
-----------------------------------                             --------  -------
   First quarter                                                $  27.94  $ 14.94
   Second quarter                                                  46.75    25.69
   Third quarter                                                   53.50    21.75
   Fourth quarter                                                  56.63    29.03

    As of December 31, 1998, there were approximately 981 stockholders of record of Excite's Common Stock, although Excite believes that there is a larger number of beneficial owners of its Common Stock. Excite has never paid cash dividends on its stock, and anticipates that it will continue to retain its earnings, if any, to finance the growth of its business. In addition, Excite's bank line of credit prohibits the payment of cash dividends on capital stock without the bank's prior written consent. See Note 4 of Notes to Consolidated Financial Statements.

    The market price of Excite's Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors including quarterly variations in operating results, announcements of technological innovations or new services by Excite or its competitors, conditions affecting the Internet industry, changes in financial estimates by securities analysts, or other events or factors. For example, during the thirteen months ended January 31, 1999, Excite's Common Stock closed as low as $14.94 and as high as $118.50. In addition, the stock market, particularly the market for securities of Internet related companies, has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of Excite's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. Such litigation may result in substantial costs and a diversion of management's attention and resources, which may have a material adverse affect on Excite's business financial condition.

RECENT SALE OF UNRESTRICTED SECURITIES AND USE OF PROCEEDS

   Not applicable.

USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

   Not applicable.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

FINANCIAL SUMMARY (1):

                                                                  AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                1998          1997            1996          1995          1994
                                                  ---------      ---------      ---------      -------        -------
Revenues                                          $ 154,105      $  54,114      $  14,757      $     953      $  293
Gross Profit                                        125,032         33,079         10,608            725         205
Operating Expenses (2)                              158,649         73,880         54,726          7,115         851
Net loss                                            (36,974)       (41,392)       (43,117)        (6,435)       (650)
Net loss per share (3)                                (0.78)         (1.47)         (2.38)         (3.08)      (0.94)
Total assets                                        220,673         76,693         47,698          3,801         157
Working capital (deficit)                            89,480         22,970          8,124           (878)       (442)
Long-term obligations                                18,236          9,689          3,985            995         100
Stockholders' equity (net capital deficiency)       143,399         34,852         25,097         (4,034)       (542)


(1) Reflects restatements for all material pooling of interests. See Note 2 of Notes to Consolidated Financial Statements.

(2) Includes charges of $6.2 million, $2.3 million, $3.5 million and $331,000 for the years ended December 31, 1998, 1997, 1996 and 1995, respectively, for in-process technology charges. For the years ended December 31, 1998, 1997 and 1996, merger and acquisition related costs, including amortization of goodwill and other purchased intangibles of $4.9 million, $4.0 million and $3.1 million, respectively, were included. In addition, amortization of prepaid Netscape service of $17.7 million was included for the year ended December 31, 1998.

(3) The net loss per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Standards No. 128, "Earnings Per Share" and Staff Accounting Bulletin No. 98. For further discussion of loss per share and the impact of Statement No. 128 and Staff Accounting Bulletin No. 98, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Excite's actual results may differ materially from those anticipated in these forward-looking statements as a result of the Merger with At Home, which is expected to close during the second quarter of 1999, and certain other factors, including, without limitation, those risk factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

OVERVIEW

   Excite, Inc., or "Excite", operates the Excite Network, which includes the Excite, WebCrawler and Classifieds2000 brands, and provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Excite was formed in June 1994 and first launched its Excite search and directory service in October 1995.

    Historically, Excite's advertising revenues have been derived principally from short-term advertising contracts in which Excite guarantees a minimum number of impressions, a view of an advertisement banner by a consumer, for a fixed fee. Such banner advertising revenue is dependent upon both the number of impressions and the rate per thousand impressions, or "CPMs", charged. Excite generally charges higher rates for advertisements focused on targeted groups, either by keyword associations or affiliations with specific content, than for general rotation advertisements. During its limited operating history, Excite has experienced seasonal fluctuations in the amount of banner advertisements sold on its network, with advertisers historically purchasing fewer advertisements in the first calendar quarter of each year. Because the market for Web advertising is an emerging market, additional seasonal patterns in Web advertising may develop in the future as the market matures.

    In 1997, Excite also began entering into longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with the Excite Network and provide for more varied sources of revenue to Excite over the term of the agreements, which average from two to three years. Under these agreements, Excite earns fees for generating impressions that in some instances are guaranteed. Sponsorship customers accounted for approximately 25% and 24% of advertising revenues for 1998 and 1997, respectively. Revenues are generally recognized ratably over the term of the agreement, provided that Excite does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, Excite defers recognition of the corresponding revenues. A number of these agreements also provide that revenues or gross margins from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized. Revenues or margin sharing recognized from such electronic commerce transactions were insignificant through 1998, and are expected to be insignificant through 1999. See "Risk Factors that May Affect Future Results - Excite Depends on Sponsorship Agreements for Revenues" and " - Risks Associated with Banner Advertising."

   Over the past several years, Excite has grown by both developing new products and services, and by acquiring a number of businesses, technologies, services and content through mergers and acquisitions. During the three years ended December 31, 1998, Excite completed the following acquisitions:

                                                                 SHARES OF EXCITE
                                                  SHARES OF         SERIES E        SHARES OF
                                                    EXCITE        CONVERTIBLE      OPTIONS AND
COMPANY OR TECHNOLOGY                               COMMON       PREFERRED STOCK     WARRANTS
ACQUIRED                       DATE ACQUIRED     STOCK ISSUED        ISSUED           ASSUMED
--------                       -------------     ------------        ------           -------
(IN THOUSANDS)
McKinley                       August    1996        1,700               -                 28
AOL's WebCrawler               November  1996            -           1,950                  -
Netbot                         November  1997        1,708               -                422
MatchLogic                     February  1998        6,122               -              1,049
Classifieds2000                April     1998        1,730               -                 50
Throw                          April     1998          330               -                318

    All of the above acquisitions were accounted for as pooling of interests, except for the acquisition of Throw and WebCrawler which were accounted for as purchases. Excite's financial information has been restated to reflect all material pooling of interests. See "Risk Factors that May Affect Future Results-Acquisition Strategy; Integration of Past and Future Acquisitions" and
Note 2 of Notes to Consolidated Financial Statements.

    Excite has incurred significant operating losses since inception, and as of December 31, 1998, Excite had an accumulated deficit of approximately $135.6 million. Although Excite experienced significant revenue growth during 1998 and 1997, Excite may not be able to sustain the growth of its revenues. Excite's historical operating results may not be indicative of future operating results. In addition, as Excite has grown, its operating expenses have increased, and Excite expects that its operating expenses will continue to increase as a result of its acquisitions, the performance of its obligations under the Netcenter Agreement, its increased sales and marketing efforts, its increased funding for development activities and the increased general and administrative staff needed to support Excite's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, Excite's financial condition will be materially and adversely affected. Excite may never attain profitability on a quarterly or annual basis.

NETSCAPE AGREEMENT

    In April 1998, Excite and Netscape Communications Corporation, or "Netscape", entered into a two-year agreement, or "Netcenter Agreement," under which Excite will, among other things, provide, host and sell advertising for certain co-branded services for Netscape's Netcenter service. In connection with the Netcenter Agreement, Excite has paid to Netscape a total of $70.0 million, or the "Cash Payment". Also in connection with the Netcenter Agreement, Excite has issued to Netscape a warrant to purchase 846,158 shares of Excite's Common Stock at an exercise price of approximately $29.55 per share, or the "First Warrant", and a second warrant to purchase shares of Excite's Common Stock at an aggregate exercise price of $10.0 million, or the "Second Warrant". The First Warrant is exercisable for a two-year period commencing on April 30, 1998. The Second Warrant will be exercisable for a two year period commencing April 30, 1999. The exercise price per share of Common Stock covered by the Second Warrant will be determined by dividing $10 million by the average closing price of Excite's Common Stock for the 30 most recent trading days ending on the third trading day preceding April 30, 1999. The fair value of the First Warrant and the aggregate $10.0 million exercise price of the Second Warrant was valued at $19.9 million. The Cash Payment and the value assigned to the warrants totaling $89.9 million were capitalized as Prepaid Netscape Distribution Costs and Trademarks during the second quarter of 1998 and are being amortized ratably over the two-year term of the Netcenter Agreement. The unamortized amount to be expensed under the Netcenter Agreement as of December 31, 1998, is separated into two components as follows: the amount which represents the anticipated future net revenues from the Netcenter Agreement, or $23.5 million, will be charged to Distribution License Fees and Data Acquisition Costs; and the remaining amount, or $42.9 million, representing the combined value of marketing and distribution rights, trademarks and other exclusive benefits derived from the agreement will be charged ratably over the term of the agreement to Amortization of Prepaid Netscape Service.

    Under the Netcenter Agreement, Excite will only recognize revenues generated from the co-branded services and not from any other part of Netcenter. A portion of the revenues will be credited against Excite's revenue-sharing obligation to Netscape until Excite recoups a specified amount of the Cash Payment. Thereafter, Excite must pay Netscape a portion of additional revenues generated from the co-branded services. Excite does not expect that the revenue generated from the co-branded services will exceed 10% of Excite's total revenue over the term of the Netcenter Agreement. Excite has incurred expenses for the start-up and development of the services contemplated in the Netcenter Agreement, including the costs of personnel, content creation, facilities and depreciation of assets purchased for Netcenter. Unless Netscape generates impressions significantly greater than the guaranteed amount as specified in the agreement, the increased revenues to Excite resulting from the co-branded services under the Netcenter Agreement will not be sufficient to recover the combined costs of the prepayment, the warrant value and the incremental operating costs that will be incurred by Excite as a result of the agreement. On this basis, Excite anticipates that the Netcenter Agreement will serve to generate losses for Excite during its term.

   Netscape has made guarantees for the number of times a link to Excite is displayed on the NetSearch page. The actual delivery of impressions between the launch of the Netcenter co-branded service in June 1998 to September 1998 were significantly below expectations. However, during the fourth quarter of 1998, the delivery of impressions improved from the previous quarter due to the implementation of certain changes made by Netscape and Excite. Such improvements include: Excite's search rotation increased on Netscape's home page search and Netscape added another slot to its list of providers on the NetSearch page, which is dedicated to Excite and has the same prominence as all the "premier providers". There are no interim, month to month or quarterly performance milestones to the agreement. If Netscape does not achieve its impression guarantees within the two-year term of the agreement, then the term would be extended until the guarantees are met. To the extent the impression flow from Netscape falls short of the guaranteed level, Excite's ability to recover the prepayment within the term of the agreement may be impaired. See "Risk Factors that May Affect Future Results - Significant Risks Associated with the Netcenter Agreement" and see Note 13 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

REVENUES

    Revenues increased 185% to $154.1 million in 1998 as compared to $54.1 million in 1997 and $14.8 million in 1996. The increase in 1998 revenue compared to 1997 and 1996 revenue resulted primarily from an increase in the amount of advertisements sold, an increase in the number of advertisers purchasing advertising banners on Excite's Web sites, an increase in sponsorship advertising revenue, and to a lesser extent, an increase in sales of targeted advertisements with higher rates. Also contributing to the increase in revenues was the increased revenues attributable to MatchLogic, which began operations in May 1997.

   No one customer accounted for more than 10% of revenues for 1998 and 1997. One customer accounted for approximately 12% of revenues for 1996. Revenues generated from international operations was approximately 3% and 2% of revenues in 1998 and 1997, respectively. There were no revenues generated from international operations in 1996. See Note 1 and 11 of Notes to Consolidated Financial Statements.

    Excite expects to continue to derive a substantial majority of its total revenues from selling advertisements. Because the market for advertising on the Web is intensely competitive, advertising rates may be subject to pricing pressures in the future. If Excite is forced to reduce its advertising rates or experiences lower CPMs as a result of such competition or otherwise, future revenues may be adversely affected. Beginning in the second quarter of 1997, Excite started to sell a combination of sponsorship and banner advertising contracts in addition to the banner advertising contracts historically sold by Excite. Excite does not expect revenue growth relating to sponsorship advertising revenues to continue at the current rate in future periods as availability of exclusive sponsorships may be limited.

COST OF REVENUES

    Cost of revenues consists primarily of hosting costs; royalties and other cost of revenues; and amortization of purchased technology. Hosting costs relate to the maintenance and technical support of the Excite Network, and are comprised principally of personnel costs, telecommunications costs, equipment depreciation and overhead allocations. Royalties and other cost of revenues include expenses related to royalties, license agreements and revenue sharing agreements for content and other services such as e-mail and chat room services. In 1997 and 1996, Excite recognized, as a component of cost of revenues, amortization of purchased developed technology of $8.2 million and $186,000, respectively, related to the WebCrawler acquisition. There were no corresponding costs for 1998 as the cost of this technology was fully amortized at December 31, 1997.

    Total cost of revenues increased in absolute dollars by $8.0 million to $29.1 million, or 19% of revenues in 1998 from $21.0 million, or 39% of revenues in 1997 and by $16.9 from $4.1 million, or 28% of revenues for 1996 as compared with 1997. Hosting costs for 1998 increased in absolute dollars to $16.2 million, or 10% of revenues, from $8.6 million, or 16% of revenues for 1997 and from $3.3 million, or 22% of revenues for 1996. The increase in hosting costs is due primarily to an increase in personnel expenses and equipment costs relating to maintenance and support of Excite's Web sites and services. Royalties and other cost of revenues increased in absolute dollars to $12.9 million, or 8% of revenues for 1998, from $4.2 million, or 8% of revenues for 1997, and from $667,000, or 5% of revenues for 1996. The increase in royalties and other cost of revenues was primarily due to increased royalties and margin sharing payments from revenue sharing agreements.

    Cost of revenues in future periods is expected to increase in absolute dollars and may increase as a percentage of revenues as Excite increases costs to support expanded services and content.

GROSS PROFIT

    Gross profit was $125.0 million or 81% of revenues, $33.1 million or 61% of revenues and $10.6 million or 72% of revenues for 1998, 1997 and 1996, respectively. The increase in gross profit in absolute dollars and as a percentage of revenues in 1998 compared to 1997 was primarily due to the fact that revenues grew at a faster rate than hosting costs and royalties and other cost of revenues, a favorable mix of advertising services, and the elimination of amortization of purchased technology. The decline in gross profit as a percentage of revenues from 1997 compared to 1996 was due primarily to the amortization of purchased technology discussed above, as well as increased hosting costs to support expanded Web site offerings and increased royalties and margin sharing costs, offset in part by increased revenues. In the future, gross profit may be affected by the types of advertisements sold and revenue sharing provisions of distribution and content agreements.

    These items have negatively affected gross profit in the past and may continue to negatively affect it in the future. Furthermore, pursuant to the provisions of certain agreements with operators of Web access points and with content providers, Excite shares advertising revenues based upon the number of consumers directed to its network. A low level of targeted advertising as a percentage of total advertising sold, a decrease in targeted or mass Web advertising rates or an increase in Excite's advertising revenue sharing obligations may adversely affect gross margins in the future.

OPERATING EXPENSES

   Excite's operating expenses have generally increased in absolute dollar amounts since inception. This trend reflects Excite's rapid transition from the product development stage to marketing and offering its services. Excite believes that continued expansion of its operations is essential to achieving and maintaining market leadership. As a consequence, Excite intends to continue to increase expenditures in all operating areas for the foreseeable future.

   RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of engineering and editorial personnel costs, equipment depreciation, consulting fees, supplies and allocation of overhead. Research and development expenses increased to $29.2 million or 19% of revenue in 1998, from $16.7 million or 31% of revenues in 1997 and $8.0 million or 54% of revenues in 1996. The increase in absolute dollars in 1998 compared to 1997 was primarily attributable to increased expenses as a result of the Classifieds2000 and Throw acquisitions, and the acquisition of Netbot in November 1997, as well as an increase in engineering and editorial headcount to support Excite's channels format and personalization capabilities for the Excite Network. The increase in absolute dollars for 1997 compared to 1996 was due to an increase in engineering and editorial headcount to support Excite's channels format and personalization capabilities for the Excite Network as well as the commencement of operations of MatchLogic in May 1997.

    Excite believes that a significant level of research and development expense is required to remain competitive and, accordingly, Excite anticipates that it will continue to devote substantial resources to research and development and that these costs will increase in absolute dollars in future periods. Excite also expects to continue to experience increased research and development expenses in order to integrate any technologies acquired in the future and provide programming and content for the co-branded services of Netcenter.

    SALES AND MARKETING. Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, promotional and advertising expenses and allocation of overhead. Sales and marketing expenses were $62.4 million or 40% of revenue in 1998, compared to $32.0 million or 59% of revenue in 1997 and $21.1 million or 143% of revenue in 1996. The increase in absolute dollars in 1998 compared to 1997 was primarily due to the hiring of additional sales and marketing personnel, increased sales and marketing expenses resulting from the acquisition of Classifieds2000, and to a lesser extent, a national television advertising campaign that launched in December 1998. The increase in absolute dollars in 1997 from 1996 was primarily due to the continuation of a significant media advertising campaign that launched in the fourth quarter of 1996 and continued into the first quarter of 1997, and the hiring of additional sales and marketing personnel and the launching of the redesigned WebCrawler brand.

    Excite expects to continue to incur significant promotional and advertising expenses and anticipates that these costs will increase in absolute dollars in future periods as Excite promotes its brands and introduces new services in order to create and maintain brand loyalty among consumers. Excite also expects to continue to experience increased sales and marketing expenses as it is responsible for all advertising sales on the co-branded services of Netcenter. Excite may also seek to enter into additional third party relationships which it believes will help promote its brand. As a result, Excite may need to divert resources from other areas. These brand building efforts may not be successful, which may adversely affect Excite's business.

    DISTRIBUTION LICENSE FEES AND DATA ACQUISITION COSTS. Distribution license fees and data acquisition costs consist principally of fees paid to third-party Internet companies such as Netscape to provide entry points to the Excite Network and costs to update and maintain the ad targeting and tracking database which is continually being updated by Excite's MatchLogic subsidiary. Distribution license fees and data acquisition costs increased to $21.7 million in 1998 from $9.4 million in 1997 and $11.9 million in 1996. The 1998 and 1997 costs included distribution license fees related to agreements previously entered into with Netscape in March 1997, which have expired, as well as data acquisition costs incurred by MatchLogic during the period. In addition, during 1998, a total of $5.8 million was amortized to Distribution License Fees and Data Acquisition Costs relating to the April 1998 Netcenter Agreement. See "Risk Factors that May Affect Future Results--Significant Risks Associated with the Netcenter Agreement."

   In June 1997, Excite entered into a co-marketing services agreement and a trademark license agreement with Netscape. Under these agreements, Excite is responsible for the programming, production, operations and advertising sales of "International Netscape Guide by Excite," a service being made available in Australia, France, Germany, Japan and the United Kingdom. In connection with these agreements, Excite made a payment of $4.0 million to Netscape in July 1997, which is being amortized over the terms of these agreements to distribution license fees expense. In March 1997, Excite entered into an agreement with Netscape to continue the premier provider arrangement for the Excite brand, and entered into a marquee provider agreement for the WebCrawler brand. Under the terms of these agreements, Excite made a payment of $8.3 million.

   In 1996, distribution license fees included a one-time, non-cash charge of approximately $1.6 million related to the issuance of a warrant to AOL during the first quarter of 1996, and a $10.0 million charge relating to Excite's premier provider agreements with Netscape in the second quarter of 1996.

    In the future, high traffic Web sites, Internet service providers, providers of Web browsers or other distribution channels may require cash payments or other types of consideration as compensation for listing or promoting the Excite Network, which may result in increased distribution license fees.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, fees for professional services and allocation of overhead. General and administrative expenses increased in absolute dollars to $16.6 million or 11% of revenue in 1998, from $9.5 million or 18% of revenue in 1997 and $7.1 million or 48% of revenue in 1996. The increase in absolute dollars in 1998 compared to 1997 is primarily due to increased personnel costs to support the expansion and infrastructure of Excite's operations and international expansion efforts. In particular, the acquisition of Classifieds2000 and the growth in Excite's finance and administrative departments contributed to this increase. The increase in absolute dollars in 1997 compared to 1996 was primarily due to increased personnel, professional service fees, provision for doubtful accounts and relocation to new facilities to support Excite's growth.

   Excite anticipates that its general and administrative expenses may continue to increase in absolute dollars as Excite expands its administrative and executive staff, adds infrastructure and integrates acquired technologies and businesses. In addition, Excite plans to continue to run MatchLogic as an independent subsidiary with its own administrative function.

    IN-PROCESS TECHNOLOGY. During 1998, 1997 and 1996, Excite incurred charges for in-process technology of $6.2 million, $2.3 million and $3.5 million respectively.

    In April 1998, Excite acquired all of the assets of Throw, Inc., including an Internet-based community technology that creates environments, centered around common themes, where users can interact on both an asynchronous as well as a synchronous basis. These communities are being developed to contain numerous linked features that facilitate communication amongst multiple users, including event calendars, photo albums, address books, chat rooms and threaded discussions.

    The purchase price approximated $17.0 million, which consisted of $16.2 million of stock issued and $800,000 of direct acquisition costs. In connection with the acquisition, Excite accounted for the transaction as a purchase and allocated $6.2 million to in-process technology and $10.8 million to goodwill. Purchased in-process technology represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility and does not have alternative future uses. The goodwill is being amortized on a straight-line basis over three years.

    The technology projects in-process as of the acquisition date consisted of the development of the system's Solaris 2.6 platform, the Oracle database, and the objects, areas and applications that will comprise the templates and supporting feature applets.

    These projects were grouped into three categories as of the acquisition date:

PROJECT                                           PERCENT COMPLETE
-------                                           ----------------
Standard templates and features                       35%
First generation templates and features               65%
Second generation templates and features              55%

    The expected costs to complete these projects in aggregate as of the acquisition date totaled approximately $1.5 million. The standard templates and features were completed in the third quarter of 1998 and had reached technological feasibility. The first and second generation templates and features are projected by Excite's management to be completed by May 1999.

    The cash flow projections for revenues were based on the projected incremental increase in revenue attributable to the in-process technology that Excite will receive as a result of the acquisition. Revenues derived from the in-process technology were expected to increase through 2000 and then decrease in 2001. No revenue was assigned to in-process technology in 2002 or beyond because 2001 is estimated to be the end of the in-process technology's economic life. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include:

-   cost of revenues;

-   general and administrative expenses;

-   sales and marketing expenses;

- and research and development, including estimated costs to maintain the technology once it has achieved technological feasibility.

    Operating expenses were estimated as a percentage of revenue and were based primarily on projections prepared by Excite's management and industry averages.

    The discount rate used to discount the net cash flow back to their present values is based on the weighted average cost of capital, or "WACC". A discount rate of 35% was used for valuing the in-process technology. This discount rate is higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that are unknown at this time. As is standard in the appraisal of high growth markets, projected revenues, expenses and discount rates reflect the probability of technical and marketing success.

    The 1997 charge of $2.3 million related to the value of acquired in-process technology that had not reached technological feasibility at the time of MatchLogic's formation in May 1997. The 1996 charge of $3.5 million for purchased in-process technology related to the acquisition of the WebCrawler search and directory technology. See Note 2 of Notes to Consolidated Financial Statements.

    OTHER MERGER AND ACQUISITION RELATED COSTS, INCLUDING AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. During 1998, 1997 and 1996, Excite incurred merger and acquisition related costs of $4.9 million, $4.0 million and $3.1 million respectively. In 1998, Excite incurred charges of approximately $700,000 and $743,000 for the acquisition of MatchLogic and Classifieds2000, respectively, which primarily related to legal and other professional fees. In addition, Excite incurred charges during 1998 of approximately $2.7 million relating to the amortization of goodwill and other purchased intangibles resulting from the acquisition of Throw and approximately $800,000 relating to the amortization of goodwill and other purchased intangibles resulting from the WebCrawler acquisition. In 1997, Excite incurred other merger and acquisition costs of $1.8 million resulting from the amortization of other WebCrawler intangible assets, $1.5 million from the Netbot merger and $700,000 from the amortization of other acquired intangible assets. The 1996 charge included approximately $2.2 million associated with the merger with McKinley, and approximately $769,000 related to the amortization of goodwill and other intangible assets resulting from the WebCrawler acquisition and the acquisition of City.Net.

    AMORTIZATION OF PREPAID NETSCAPE SERVICE. During 1998, Excite incurred costs of $17.7 million related to the amortization of the Prepaid Netscape Service associated with the April 1998 Netcenter Agreement, which has an original term of two years. Excite anticipates incurring a total amortization charge of approximately $7.6 million per quarter relating to the Netcenter Agreement for the duration of the agreement, which is currently scheduled to expire in June 2000.

   INTEREST INCOME (EXPENSE) AND OTHER. Interest income was $1.6 million, $1.3 million and $1.4 million for 1998, 1997 and 1996, respectively. The increase in interest income for 1998 was primarily due to interest earned on cash received in June 1998 from Excite's public offering, which was used to fund operations and to satisfy Excite's obligations under the Netcenter Agreement. The decrease in 1997 was primarily the result of the use of cash received from the 1996 initial public offering to fund operations, offset in part by interest earned on the proceeds of approximately $38.4 million from the sale of Common Stock to Intuit in the second quarter of 1997. The increase in 1996 reflected interest earned on investments from cash received from Excite's Series D Preferred Stock financing and its initial public offering. Interest expense and other increased to $2.8 million for 1998, from $1.4 million for 1997 and $409,000 for 1996. The increase in 1998 was due primarily to an increase in interest expense resulting from the $50 million note payable due to Intuit, as well as additional capital lease obligations, non-lease financing obligations and interest on the convertible note issued to Itochu Corporation in October 1997. The increases in 1997 from 1996 were due primarily to increased expenses associated with an increased amount of capital lease obligations and bank borrowings.

   INVESTMENT PORTFOLIO. Excite does not use derivative financial instruments in its investment portfolio. Excite considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Excite places its investments in instruments that meet high credit quality standards, as specified in Excite's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. All of Excite's cash equivalents and short-term investments, consisting principally of commercial paper, equity securities and governmental securities, are classified as available-for-sale as of December 31, 1998. Excite does not expect any material loss with respect to its investment portfolio.

   The table below provides information about Excite's investment portfolio. For investment securities, the table presents principal cash flows for 1999 and the related average interest rates. Excite maintains its cash and cash equivalents in short-term investment-grade interest-bearing securities until required for other purposes. Excite's investment policy requires that all investments mature in one year or less.

   Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:

                                                                         FAIR VALUE AT
                                                              1999     DECEMBER 31, 1998
                                                              ----     -----------------
(IN THOUSANDS, EXCEPT INTEREST RATES)
Cash Equivalents                                          $   11,382     $   11,389
   Average Interest Rate                                       4.00%

Investments                                               $   11,265     $   11,270
   Average Interest Rate                                       6.63%

Total Portfolio, excluding Equity Securities              $   22,647     $   22,659
   Average Interest Rate                                       6.34%

Equity Securities                                                        $    4,411

    EQUITY SHARE OF LOSSES OF AFFILIATED COMPANY. In October 1997, Excite and Itochu Corporation and certain affiliated entities, or collectively "Itochu", entered into a joint venture agreement with respect to Excite's wholly-owned subsidiary, Excite Japan, in order to provide Web-based information services to the Japanese market. Excite currently holds, and intends to retain, a 50% equity interest in Excite Japan. As of December 31, 1998, Excite held a 50% equity interest in Excite Japan. Excite's share of the losses of Excite Japan for 1998 and 1997 was $2.1 million and $477,000, respectively. Excite expects that it will record increased losses from Excite Japan during 1999. See Note 10 of Notes to Consolidated Financial Statements.

   INCOME TAXES. At December 31, 1998, Excite had federal and state net operating loss carryforwards of approximately $143.4 million and $71.0 million, respectively. The federal net operating loss carryforwards will expire beginning in 2009 through 2013, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 1999 through 2003. An ownership change, as defined in the Tax Reform Act of 1986, may restrict the utilization of carryforwards. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to the lack of earnings history of Excite. See Note 9 of Notes to Consolidated Financial Statements.

YEAR 2000 IMPLICATIONS

    Many currently installed computer systems, hardware and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Excite's business is dependent on the operation of numerous systems that may potentially be adversely impacted by Year 2000 related problems. Those systems include, among others:

- hardware and software systems used by Excite to deliver services to its consumers, including Excite's proprietary software systems as well as hardware and software supplied by third parties;

- communications networks, such as the Internet, which Excite depends on to provide services;

-   the internal systems of Excite's consumers, users and suppliers;

- the hardware and software systems used internally by Excite in the management of its business;

- and non-information technology systems and devices used by Excite in its business, such as telephone and building systems.

    Excite has implemented a six-phase plan to mitigate possible Year 2000 affects on Excite's business and systems. Excite has designated a Year 2000 project team to develop and implement that plan. This plan has executive sponsorship and is regularly reviewed by senior management. This six-phase plan includes the following:

- Phase one, awareness: involves increasing company awareness by educating and involving all appropriate levels of management regarding the need to address Year 2000 issues.

- Phase two, inventory: consists of identifying all of Excite's systems, technology, services and relationships that may be impacted by Year 2000.

- Phase three, assessment: involves determining Excite's current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing areas that need to be addressed.

- Phase four, remediation: consists of developing a plan and repairing, replacing or retiring those systems identified as needing correction in the assessment phase.

- Phase five, validation: involves developing test plans, conducting tests and analyzing the results of these tests to assure all key systems are Year 2000 compliant.

- Phase six, implementation and contingency planning: consists of moving compliant systems back into the production environment and to assure systems' Year 2000 status remains unaffected by subsequent changes. The contingency plan includes developing Excite's response to failure of mission critical systems, and other major risks related to Year 2000 compliance.

   Excite has completed phase one, awareness and currently is in phase two, inventory, which is scheduled to be substantially complete by the end of the first quarter of 1999. Phase three, assessment, and phase four, remediation, are scheduled to be substantially complete by the end of the second quarter of 1999. Phase five, validation, is scheduled to be substantially complete by the third quarter of 1999 and phase six, implementation and contingency planning, is scheduled to be substantially complete early in the fourth quarter of 1999.

   In addition to the systems used by Excite in its business, Excite utilizes third-party equipment and software in the delivery of its services and in the management of its business that may not be Year 2000 compliant. As part of phase two, inventory, Excite will make inquiries of other equipment and software vendors and take steps to monitor vendor compliance. Failure of such third-party equipment or software, or of non-information technology systems and devices used by Excite, to operate properly with regard to the Year 2000 and thereafter may require Excite to incur unanticipated expenses to remedy problems, which may have a material adverse affect on Excite's financial condition.

   Excite relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunication service companies, including Internet service and online service providers, delivery service companies and other service providers who are outside Excite's control. Further, Excite has not fully determined the progress of its joint venture partners and content partners in identifying and addressing systems that may potentially be impacted by Year 2000 related problems. Failure of such parties to operate properly with regards to the onset of Year 2000 and thereafter, may have a material adverse affect on Excite's business.

   In the event any third parties cannot timely provide Excite with content, products, services or systems that are Year 2000 ready or if there are remediated problems with Excite's proprietary systems, the content on Excite's services, access to Excite's services, the ability to offer page views, products, services and the ability to recognize or process sales may be materially adversely affected. Further, consumers may experience outages, delays and other difficulties due to system failures unrelated to Excite's services or systems which may have a material adverse affect on the satisfaction of Excite's consumers and advertisers. In addition, any failure of the equipment or systems utilized by consumers of Excite's services as a result of failure to be Year 2000 compliant may result in decreased utilization of Excite's services and adversely affect Excite's advertising relationships.

   Any failure of Excite to address Year 2000 issues may have a material adverse affect on Excite's business. These affects may include, but are not be limited to:

- a reduction in Excite's ability to provide services for Excite's customers or advertisers;

- and consumers could experience outages, delays and other difficulties due to system failures.

   Excite is also subject to external forces that generally affect similarly situated business over which it has no control, such as possible interruptions of utility or data network services as a result of Year 2000 failures, any of which may have similar material affects.

   Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 readiness. These expenditures may result in reduced funds available for Internet advertising or sponsorship of Internet services, which may have a material adverse affect on Excite's financial condition.

   While Excite has identified tasks to be accomplished and plans to attain Year 2000 readiness, there is no assurance that Excite will succeed in its efforts to address all Year 2000 issues. In an effort to reduce the risks associated with the Year 2000, Excite has incorporated contingency planning as part of its six-phase plan, building upon disaster recovery and contingency planning that Excite already has in place. This includes identifying areas where Excite is most vulnerable to Year 2000 risk and employing contingency plans in advance of potential failures.

   While Year 2000 costs incurred to date by Excite have not been material, Excite does expect to incur internal staff costs and expenditures to remedy any Year 2000 related problems. Such costs have been and will be funded through current operations or available lines of credit and Excite has not separately accounted for these costs. Based on preliminary assessments resulting from the early phases of the plan, Excite is unable at this time to determine whether additional costs to achieve Year 2000 readiness will be material.

   The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on Excite's best estimates given information that is currently available, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1998 Excite had $61.0 million in unrestricted cash, cash equivalents and short-term investments, an increase of $29.3 million from December 31, 1997. Excite maintains its cash and cash equivalents in short-term and medium-term investment-grade interest-bearing securities until required for other purposes.

   Excite's operating activities used cash of $53.7 million, $35.5 million, $26.1 million in 1998, 1997, and 1996, respectively. The increased use of cash in 1998 was mainly attributable to the $70.0 million cash prepayment to Netscape under the Netcenter Agreement, see Note 13 of Notes to Consolidated
Financial Statements. Excite borrowed $50.0 million from Intuit, which is a principal stockholder of Excite, in April 1998 to fund a portion of this payment to Netscape. In June 1998, Excite repaid the loan in full, plus interest of approximately $410,000, with proceeds from Excite's public offering, which closed in June 1998. Excite's cash flows from operating activities was positive for the third and fourth quarters of 1998. The increased use of cash in 1997 was primarily attributable to the payment of previously accrued expenses, including but not limited to, payments to Netscape and to Excite's advertising agency for an advertising campaign launched during the fourth quarter of 1996, a $4.0 million license fee payment to Netscape in July 1997, see Note 14 of Notes to Consolidated Financial Statements and an increase in accounts receivable resulting from the sales of sponsorship advertising contracts, offset in part by a decrease in net losses and an increase in accrued liabilities. The increased use of cash in 1996 was primarily attributable to increased operating expenses and increases in accounts receivable and prepaid expenses, reduced in part by increases in accrued distribution license fees, accounts payable and other accrued liabilities. Excite has in the past, and may in the future, acquire businesses which result in significant increases in headcount and overhead, as well as the assumption and payment of additional liabilities, resulting in an increase in the use of cash to support operations.

   Investing activities used cash of $15.5 million, $5.7 million and $19.4 million in 1998, 1997 and 1996, respectively. In 1998 and 1997, cash was used for purchases of short-term investments, property and equipment, and contributions towards its investment in Excite Japan, offset by the sales of short-term investments. The decrease in cash used in 1997 was primarily the result of cash being invested in cash equivalents rather than short-term investments and net sales of short-term investments, partially offset by increased purchases of property and equipment. The 1996 increase was primarily attributable to net purchases of short-term investments as well as property and equipment from cash proceeds of Excite's initial public offering in April 1996. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of Excite's operations and management information systems. Excite expects that its capital expenditures will increase as its employee base grows. As of December 31, 1998, Excite did not have any material commitments for capital expenditures, although Excite anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures during 1999, a portion of which may be financed through equipment leases and bank borrowings. At December 31, 1998 Excite had $5.5 million available on equipment lease lines, and Excite believes that additional lease financing will be available to it if necessary.

   Financing activities generated cash of $99.2 million, $52.6 million and $48.7 million in 1998, 1997 and 1996, respectively. Financing activities for 1998 primarily consisted of cash received in connection with the issuance of stock through Excite's public offering which was completed in June 1998 for net proceeds of $84.3 million and, to a lesser extent, option exercises under Excite's equity incentive plan and warrants exercised by Netscape in July 1998. Financing activities for 1997 primarily consisted of a bank line of credit borrowing of $6.0 million, a convertible promissory note of $5.0 million, the sale of convertible preferred stock by an acquired company for net proceeds of $6.4 million, and the sale of Common Stock for net proceeds of $40.0 million, of which $38.4 million represented net proceeds from the sale of Common Stock to Intuit. Financing activities in 1996 primarily consisted of the sale of Redeemable Convertible Preferred Stock and debt securities totaling $12.3 million and the sale of Excite's Common Stock for net proceeds of $37.2 million, of which $35.4 million represented net proceeds from Excite's initial public offering.

   In January and February 1999, Netscape exercised a portion of the warrant issued under the Netcenter Agreement and paid approximately $19.1 million to purchase 646,158 shares of Excite's Common Stock.

   Excite's commitments at December 31, 1998 consisted of obligations under operating leases, capital leases and other non-lease financings of $45.0 million, $21.8 million and $3.4 million, respectively, as well as bank and other borrowings. See Note 5 of Notes to Consolidated Financial Statements.

   In March 1997, Excite entered into and borrowed on a $6.0 million line of credit. This line of credit bears interest at the bank's prime rate, approximately 7.75% at December 31, 1998 and is secured by substantially all of Excite's assets. This line of credit agreement also contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock. Excite was in compliance with these covenants at December 31, 1998. This line of credit expired in 1998 and Excite has subsequently received extensions through February 15, 1999, which is the current maturity of the note. Excite is currently negotiating a new line of credit. See Note 4 of Notes to Consolidated Financial Statements.

   The joint venture agreement with respect to Excite Japan obligates Excite and Itochu to make capital contributions in the aggregate amount of $10.0 million by March 31, 1999. In 1997, Excite entered into a convertible promissory note with Itochu for the principal amount of $5.0 million. The note bears interest at the London Interbank Offered Rate plus 1%, approximately 6.1% at December 31, 1998, is payable in United States dollars, and matures on October 17, 2002, although earlier payment is permitted. The entire unpaid principle amount at the maturity date, or earlier in the event Excite elects to prepay the note, is convertible, in whole but not in part, at the option of the holder, into fully paid shares of Excite Common Stock at a conversion price equal to the average closing price of the shares for the 30 trading day period ending on the date of conversion. See
Note 6 of Notes to Consolidated Financial Statements.

   To date, Excite has had limited international operations and its exposure to foreign currency exchange rate fluctuations has been minimal. Excite evaluates its foreign currency exchange rate exposure on an ongoing basis.

   Excite believes the existing working capital balance together with cash flows generated from advertising revenues will be sufficient to meet its anticipated cash needs for working capital, capital expenditures and business expansion for at least the next twelve months. Excite may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of Excite will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of Excite's Common Stock.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

   LIMITED OPERATING HISTORY; NO ASSURANCE OF PROFITABILITY. Excite generated only limited revenues prior to 1996. Accordingly, Excite has a limited operating history upon which to evaluate its current business. In addition, Excite's business model is evolving and relies substantially upon the sale of advertising on the Web, which is a developing industry. Excite's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as Web advertising. Specifically, such risks include, without limitation:

- the inability of Excite to maintain and increase levels of traffic on the Excite Network;

- the failure of the market to adopt the Web as an advertising and commercial medium;

- reductions in market prices for Web advertising as a result of competition or otherwise;

- the inability of Excite to achieve higher cost per thousand impression, or "CPM", rates for targeted advertising or to increase the percentage of its advertising inventory sold;

- the inability of Excite to derive sufficient revenues from the co-branded services of Netcenter and the additional costs Excite expects to incur in order to perform its obligations under the Netcenter Agreement;

- the inability of Excite to effectively integrate the technology and operations of acquired businesses or technologies with its operations, increased operating expenses as a result of Excite's recent acquisitions;

- the inability of Excite to expand its international operations, particularly in light of Excite's limited operating experience in the international market;

- the failure by Excite to continue to develop and extend the Excite Network brands;

- the inability of Excite to meet minimum guaranteed impressions under sponsorship agreements;

-   the inability of Excite to develop or acquire content for its services;

-   the inability of Excite to generate commerce-related revenues;

-   the failure of Excite to anticipate and adapt to a developing market;

- the introduction and development of equal or superior services or products by competitors, particularly in light of the fact that Microsoft and Netscape, operators of two of the most heavily-trafficked Web sites, offer competitive services;

-   government regulation;

- the inability of Excite to identify, attract, retain and motivate qualified personnel;

-   and general economic conditions.

   Excite may not be able to succeed in addressing such risks.

   POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. Excite's operating results have varied on a quarterly basis during its limited operating history and Excite expects to experience significant fluctuations in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside Excite's control, including but not limited to:

-   specific economic conditions relating to the Internet and the Web;

-   usage of the Web and demand for Excite's services;

- demand for advertising on the Excite Network as well as demand for Web-based advertising in general;

- changes in advertising rates as a result of competition or otherwise, seasonal trends in advertising sales and the advertising budgeting cycles of advertisers;

- mix of types of advertisements sold, such as the amount of targeted advertising, which generally has higher CPM rates, sold as a percentage of total advertising sold;

-   incurrence of charges in connection with the Netcenter Agreement;

-   Excite's distribution relationships and acquisitions;

- incurrence of costs relating to acquisitions of businesses or technologies; introduction or enhancement of new or existing services by Excite and its competitors;

-   market acceptance of new services;

- delays in the introduction of services or enhancements by Excite or its competitors;

-   capacity constraints and dependencies on computer infrastructure;

-   and general economic conditions.

   Due to all of the foregoing factors, Excite's quarterly revenues and operating results are difficult to forecast. Excite believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Also, it is likely that in some future quarter or quarters Excite's operating results will be below the expectations of public market analysts and investors. In such event, the price of Excite's Common Stock would be materially and adversely affected.

   SIGNIFICANT RISKS ASSOCIATED WITH THE NETCENTER AGREEMENT. Excite's Netcenter services agreement with Netscape has many substantial risks and uncertainties including:

   REVENUE RISKS

   Excite will only receive revenues from the portions of Netcenter that are co-branded with Excite. Excite will not receive any revenues from other areas of the Netcenter service. If Netscape-programmed channels, such as News, Sports and Entertainment, are more popular than co-branded channels with users and advertisers, Excite's revenues may be adversely affected.

   EXCITE MAY NOT RECOVER ITS INITIAL INVESTMENT

   Excite paid Netscape a cash payment of $70 million when it signed the Netcenter Agreement. A substantial portion of this amount represented a prepayment of Excite's royalty obligations under this agreement. If the co-branded portions of the Netcenter service does not generate enough revenues over the two-year term of the agreement, Excite would not be able to realize a sufficient return on its investment. Netscape has not guaranteed any minimum revenues to Excite. The ability of Netcenter to generate revenues involves a number of risks, including:

- general risks relating to an advertising supported service discussed elsewhere in this section;

-   pricing competition from Netscape;

- Netscape's ability to attract users to Netcenter, particularly in light of the fact that while Netscape's Web browser features Netcenter, Microsoft's Web browser does not;

-   risks that Netscape-programmed channels will have more user traffic;

- risks that the "premier provider" placements of Excite will not generate sufficient traffic to Excite;

- and risks that Excite may not be able to sell a sufficient number of advertisements on the co-branded portions of Netcenter.

   NETSCAPE HAS A LICENSE TO USE EXCITE'S SEARCH TECHNOLOGY

   At the end of the term of the Netcenter Agreement, Netscape will retain a license to use Excite's Internet search technology. Therefore, after the term of the Netcenter Agreement, Netscape will be able to operate a competitive service without paying Excite. Netscape may also sublicense this technology to a third party. As a result, Excite may face increased competition.

   NON-RENEWAL AND TERMINATION RISKS

   Netscape has no obligation to renew the Netcenter Agreement. In addition, if Netscape believes that Excite is delivering objectionable content on Netcenter, it could elect to terminate the agreement if Excite does not remove that content. If this occurred, Netscape would not be required to refund Excite any amounts it prepaid or costs it incurred in performing under the Netcenter Agreement.

   DISTRIBUTION RISKS

   As part of the Netcenter Agreement, Excite will also be featured on the Net Search page as well as on the Netcenter Widget Tool. Netscape has guaranteed Excite that it will deliver only a specified number of "impressions," rather than users who "click through" to Excite's services from the Net Search page. Therefore, despite this featured position, Excite may not receive a substantial amount of user traffic from the Net Search page. Although Netscape has guaranteed the number of times users "click through" from the Widget Tool, Netscape is under no obligation to maintain this tool on Netcenter after December 1998. Therefore, Excite may not receive substantial amounts of traffic from this tool either.

   Excite had assumed that it would experience similar "click-through" rates as it had under its previous agreements with Netscape. This rate is influenced not only by the brand strength of the search service provider, but also by the layout and programming of the Netcenter pages. Thus user traffic from these sources will also depend on Netscape's ability to program the site and maintain the historical "click-through" rates. Any failure of Netcenter to gain acceptance may also adversely affect Excite's business, as there would be a smaller pool of users who would be exposed to the Net Search page and the Widget Tool.

   The distribution of traffic from Netcenter over the term of the agreement also affects Excite's ability to recoup the amount it has paid under the Netcenter Agreement. Netscape may not be able to meet the exposure guarantees over the term of the agreement. In addition, there is no guarantee as to the timing and delivery over the term of the agreement. If the fulfillment of these guarantees is more heavily weighted towards the end of the contract term than Excite had anticipated, its expectations as to the present value of the agreement, as well as Excite's future operating results, would be negatively impacted.

   NETCENTER COMPETES WITH EXCITE

   Most of the services offered on Netcenter compete directly with Excite's services. Therefore, Excite faces additional competition for both users and advertisers from Netcenter. If Excite devotes significant resources towards programming or selling and marketing the co-branded portions of Netcenter, these efforts may adversely affect Excite's ability to perform similar activities for the Excite services.

   AMERICA ONLINE'S ACQUISITION OF NETSCAPE

   America Online is a competitor of Excite. In November, 1998, America Online agreed to acquire Netscape. Excite does not know what effect this acquisition by America Online will have on its current relationship with Netscape or on any future potential relationship with Netscape.

   ACQUISITIONS MAY AFFECT EXCITE'S BUSINESS. Excite has in the past acquired, and may in the future acquire, businesses, technologies, services, product lines, content databases, or access to content databases. Acquisitions involve a number of special risks, including, among other things:

- the difficulty of assimilating the technologies, operations and personnel of acquired companies with those of Excite;

-   the potential disruption of Excite's business;

- the diversion of resources, the incurrence of acquisition-related expenses, the write-off or amortization of intangible assets, the assumption of unknown liabilities;

- and the inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and strategic partners as a result of such acquisitions or the integration of new personnel.

   Any failure to successfully address these acquisition-related risks may have a material adverse affect on Excite's business.

   EXCITE DEPENDS ON SPONSORSHIP AGREEMENTS FOR REVENUES. Excite derives a substantial portion of its revenues from third parties to provide sponsored services and placements on Excite's Web sites. These sponsorships typically last for a longer period of time than traditional banner advertisement purchases. If these sponsorship arrangements do not meet the advertisers' expectations as to new customers or increased sales or brand awareness, the sponsors may not renew their arrangements with Excite. If Excite does not renew its existing sponsorships or obtain new sponsors, for any reason, its business would be adversely affected.

   Excite also typically grants exclusivity provisions to certain of its sponsors. These provisions may prevent Excite from accepting additional sponsors or advertisers with respect to all or a portion of a channel or across the entire Excite Network. Certain of these provisions could also conflict with similar provisions in At Home's sponsorship agreements.

   RISKS ASSOCIATED WITH BANNER ADVERTISING. Excite derives a significant portion of its revenues from the sale of banner advertisements on the Excite Network. A majority of Excite's customers purchasing banner advertisements purchase these advertisements on a short-term basis, and many of these customers may terminate their advertising commitments at any time without penalty. Consequently, there can be no assurance that these customers will continue or increase their level of advertising on the Excite Network or that these customers will not move their advertising to competing Web sites or to other traditional media. Therefore, there can be no assurance that Excite will be successful in maintaining or increasing the amount of banner advertising on the Excite Network, and the failure to do so would have a material adverse affect on Excite's business.

   EXCITE'S BUSINESS DEPENDS ON THE CONTINUED GROWTH IN INTERNET USE. Excite operates in a new and rapidly evolving market. Excite's business may be adversely affected if usage of the Internet or other online services does not continue to grow. This growth could be hindered by a number of factors including: the adequacy of the Internet's infrastructure to meet increased usage demands; privacy and security concerns; and availability of cost-effective service. Any of these issues could cause Internet's performance or level of usage to decline.

   RISKS ASSOCIATED WITH DEVELOPING WEB ADVERTISING MARKETS. The Web as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. Therefore the Web is an unproven medium for advertising-supported services. Accordingly, Excite's future operating results will depend substantially upon the increased use of the Web for information, publication, distribution and commerce and the emergence of the Web as an effective advertising medium.

   Excite's ability to generate significant advertising revenues will also depend on, among other things, the development of a large base of users of Excite's services possessing demographic characteristics attractive to advertisers, the ability of Excite to accurately measure its user base and the ability of Excite to develop or acquire effective advertising delivery and measurement systems. Many of Excite's advertisers have only limited experience with the Web as an advertising medium, have not yet devoted a significant portion of their advertising expenditures to Web-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The adoption of Web advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business and exchanging information. Entities that already have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. The market for Web advertising may not continue to emerge or become sustainable. If the market fails to develop or develops more slowly than expected, Excite's business may be materially and adversely affected. No standards have been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support the Web as an effective advertising medium. Advertisers may not continue to accept Excite's or other third-party measurements of impressions, and such measurements may contain errors. In such event, Excite's advertising revenues may be materially adversely affected, which may have a material adverse affect on Excite's business.

   In addition, there is intense competition in the sale of advertising on the Web, resulting in a wide range of rates quoted and a variety of pricing models. This makes it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models will be adopted by the industry or advertisers. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement from Excite's network to the advertiser's Web pages, instead of rates based solely on the number of impressions displayed on users' computer screens, would materially adversely affect Excite's revenues. As a result of these risks, Excite may not succeed in generating significant future advertising revenues from Web-based advertising. The failure to do so may have a material adverse affect on Excite's business.

   Advertisers may also determine that banner advertising is not an effective or attractive advertising medium. Excite may not be able to effectively transition to any other forms of Web advertising should they develop and achieve market acceptance. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of such software by users may have a material adverse affect upon the commercial viability of Web advertising.

   EXCITE WILL DEPEND ON A NUMBER OF THIRD PARTY RELATIONSHIPS. Excite will depend on a number of third party relationships to provide users and content for its services. Examples of some of these important relationships include:

- relationships with respect to the positioning of Excite's service on Web browsers or other high-traffic Web sites or;

-  arrangements under which third parties provide content for Excite's services;

- arrangements under which third parties provide services such as games or e-mail;

- and relationships with Internet and online service providers and other third parties to provide communications infrastructure for Excite.

   If Excite cannot renew these relationships on favorable terms, or if these relationships terminate, Excite would have to enter into new relationships. Excite may not be able to replace any of its important third party relationships on reasonable terms, if at all. If Excite cannot replace any important relationship, it could lose users or advertisers, which may adversely affect Excite's revenues. Even if Excite replaces any relationships or enters into new relationships, Excite may incur increased costs such as distribution license fees or selling and marketing expenses in order to pay for these relationships.

   These third parties may not regard their relationship with Excite as important to their business. Therefore, they could elect to reassess their commitment to their relationship with Excite in the future or develop competitive services. Furthermore, the services offered by third parties with whom Excite has relationships may not be successful. Therefore, Excite's existing or future relationships may not result in increased user traffic or revenues.

   RISK OF CAPACITY CONSTRAINTS; SYSTEM FAILURES. Excite is dependent on its ability to generate a high volume of traffic to the Excite Network. Accordingly, the performance of the Excite Network is critical to Excite's reputation, its ability to attract advertisers and to achieve market acceptance of the Excite Network. Any system failure that causes interruptions in the availability of or that increases response time of Excite's services could reduce user satisfaction and traffic to the Excite Network and, if sustained or repeated, would reduce the attractiveness of the Excite Network to advertisers and consumers. An increase in the volume of searches conducted through the Excite Network could strain the capacity of the software or hardware deployed by Excite, which could lead to slower response time or system failures. In addition, as the amount of Web pages and traffic on Excite's services increases, there can be no assurance that the Excite Network will be able to scale proportionately. Excite is also dependent upon timely feeds and downloads of information from content providers and is dependent upon providers of Web browsers and on Internet and online service providers and other Web site operators, which have experienced significant outages in the past, for access to its network. In the past, Web consumers have experienced outages, delays and other difficulties due to system failures unrelated to Excite's systems and services. Additional difficulties may also materially and adversely affect consumer and advertiser satisfaction. To the extent that the capacity constraints described above are not effectively addressed by Excite, such constraints may have a material adverse affect on Excite's business.

   Substantially all of Excite's communications hardware and certain of its computer hardware operations are located at leased facilities in Redwood City, California, an area susceptible to earthquakes. Excite has experienced system failures or outages from time to time in the past, which have disrupted the operation of the Excite Network. A system failure at this location may adversely affect the performance of the Excite Network. These systems are also vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. In the event that Excite seeks to replicate its systems at other locations, it would face a number of technical challenges, particularly with respect to database replication and the need to constantly update distributed databases, Excite may not be able to successfully address these challenges. Although Excite carries property and business interruption insurance, its low coverage limits likely will not be adequate to compensate Excite for all losses that may occur. Excite's servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of the Excite Network. The occurrence of any of these risks may have a material adverse affect on Excite's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Investment Portfolio" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in "Cash, Cash Equivalents and Short-Term Investments" in Note 3 of Notes to Consolidated Financial Statements. Such information is incorporated herein.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Excite, Inc.

    We have audited the accompanying consolidated balance sheets of Excite, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excite, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.



                                            /s/  ERNST & YOUNG LLP

Palo Alto, California
January 19, 1999

                                  EXCITE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                                  -----------------------------
                                                                                    1998                1997
                                                                                  ---------           ---------
                                                ASSETS
Current assets:
     Cash and cash equivalents                                                    $  45,366           $  15,366
     Short-term investments                                                          15,681              16,398
     Restricted investments                                                             558                 302
     Accounts receivable, net of allowance for doubtful accounts
       of $1,422 in 1998 and $1,120 in 1997                                          36,592              20,907
     Prepaid Netscape distribution costs and trademarks, current portion             45,473                  --
     Other prepaid and current assets                                                 4,848               2,149
                                                                                  ---------           ---------
       Total current assets                                                         148,518              55,122

Property and equipment, net                                                          35,937              15,143
Investment in affiliated company                                                      2,243                  --
Prepaid Netscape distribution costs and trademarks                                   20,954                  --
Intangible assets, net                                                                8,792               1,771
Other assets                                                                          4,229               4,657
                                                                                  ---------           ---------
       Total assets                                                               $ 220,673           $  76,693
                                                                                  =========           =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank line of credit and other notes payable                                  $   6,100           $   6,100
     Accounts payable                                                                13,079               5,717
     Accrued compensation                                                             9,038               4,794
     Deferred revenue                                                                 2,843               4,588
     Capital lease obligations, current portion                                       7,133               3,178
     Non-lease financing, current portion                                             1,531               1,176
     Other equipment financing                                                        7,481                  --
     Related party liabilities                                                        5,092               1,575
     Other accrued liabilities                                                        6,741               5,024
                                                                                  ---------           ---------
       Total current liabilities                                                     59,038              32,152

Capital lease obligations                                                            11,668               3,076
Non-lease financing                                                                   1,568               1,613
Convertible note                                                                      5,000               5,000

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $0.001 par value
       Authorized - 4,000 shares issuable in series
     Issuable and outstanding - none and 2,291 shares at
       December 31, 1998 and 1997, respectively                                         813               9,518
     Common stock, $0.001 par value
       Authorized - 100,000 shares
       Issued and outstanding - 52,660 and 38,892 shares at
       December 31, 1998 and 1997, respectively                                          52                  39
     Additional paid-in-capital ("APIC")                                            277,759             122,874
     Deferred compensation                                                             (907)             (1,440)
     Unrealized gain on available-for-sale securities                                 1,319                  15
     Accumulated deficit                                                           (135,637)            (96,154)
                                                                                  ---------           ---------
       Total stockholders' equity                                                   143,399              34,852
                                                                                  =========           =========
Total liabilities and stockholders' equity                                        $ 220,673           $  76,693
                                                                                  =========           =========

                      The accompanying notes are an integral part of these consolidated financial statements.


                                                      EXCITE, INC.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                        1998             1997             1996
                                                                      ---------        ---------        ---------
Revenues(1)                                                           $ 154,105        $  54,114         $ 14,757

Cost of revenues:
   Hosting costs                                                         16,161            8,586            3,296
   Royalties and other cost of revenues                                  12,912            4,235              667
   Amortization of purchased technology                                      --            8,214              186
                                                                      ---------        ---------        ---------
       Total cost of revenues                                            29,073           21,035            4,149
                                                                      ---------        ---------        ---------

Gross profit                                                            125,032           33,079           10,608

Operating expenses:
   Research and development                                              29,205           16,694            8,030
   Sales and marketing                                                   62,372           32,009           21,103
   Distribution license fees and data acquisition costs                  21,723            9,365           11,878
   General and administrative                                            16,573            9,477            7,081
   In-process technology                                                  6,200            2,346            3,500
   Merger and acquisition related costs, including
       amortization of goodwill and other purchased intangibles           4,903            3,989            3,134
   Amortization of prepaid Netscape service                              17,673               --               --
                                                                      ---------        ---------        ---------
       Total operating expenses                                         158,649           73,880           54,726
                                                                      ---------        ---------        ---------

Operating loss                                                          (33,617)         (40,801)         (44,118)
Interest income                                                           1,620            1,303            1,410
Interest expense and other                                               (2,843)          (1,417)            (409)
Equity share of losses of affiliated company                             (2,134)            (477)              --
                                                                      ---------        ---------        ---------

Net loss                                                              $ (36,974)       $ (41,392)       $ (43,117)
                                                                      =========        =========        =========

Basic and diluted net loss per share                                  $   (0.78)       $   (1.47)       $   (2.38)
                                                                      =========        =========        =========
Shares used in computing net loss per share                              47,475           28,154           18,152
                                                                      =========        =========        =========


(1) Includes $4.8 million from America Online and $3.5 million from another related party for the year ended December 31, 1998. See Note 12.



              The accompanying notes are an integral part of these consolidated financial statements.


                                  EXCITE, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                 (IN THOUSANDS)

                                                                                          COMMON STOCK
                                                            PREFERRED STOCK                 AND APIC           DEFERRED
                                                         ----------------------        -------------------
                                                          SHARES        AMOUNT         SHARES     AMOUNT     COMPENSATION
                                                         --------     ---------        ------    ---------     ---------
Balance at December 31, 1995                                   --     $      --         4,896    $   3,530     $    (631)
   Net loss                                                    --            --            --           --            --
   Unrealized loss on available-for-sale investments           --            --            --           --            --
        Comprehensive loss                                     --            --            --           --            --
   Issuance of common stock for cash                           --            --           566        1,412            --
   Notes payable conversions                                   --            --           174          400            --
   Issuance of warrants in connection with
      distribution agreement                                   --            --            --        1,625            --
   Issuance of shares, note payable conversion and
      exercise of outstanding warrants in connection
      with the Company's IPO, net of issuance costs
      of $3,682                                                --            --         7,302       36,418            --
   Conversion of redeemable preferred stock
      in connection with the Company's IPO                     --            --        10,648       16,129            --
   Issuance of common stock under employee plans               --            --           600          375            --
   Amortization of deferred compensation, net
      of cancellations                                         --            --            --            7           243
   Issuance of common and preferred stock in
      connection with asset purchase agreements             1,950        15,816            30          103            --
                                                         --------     ---------        ------    ---------     ---------
Balance at December 31, 1996                                1,950        15,816        24,216       59,999          (388)
   Net loss                                                    --            --            --           --            --
   Unrealized gain on available-for-sale investments           --            --            --           --            --
        Comprehensive loss                                     --            --            --           --            --
   Issuance of common stock for cash, net of
      issuance costs of $800                                   --            --         5,800       38,350            --
   Conversion of common stock warrant to
      preferred stock warrant                                  --         1,625            --       (1,625)           --
   Exercise of outstanding warrants                           229            --            86           --            --
   Issuance of common stock under employee plans               --            --         1,184        2,319            --
   Compensation expense from accelerated deferred
      compensation and stock option vesting                    --            --            --        1,658            --
   Deferred compensation related to stock options,
      net of amortization and cancellations                    --            --            --        1,407        (1,052)
   Acquisition of Netbot, Inc.:
      Issuance of common stock                                 --            --         1,708        3,731            --
      Accumulated deficit                                      --            --            --           --            --
   Issuance of preferred stock by acquired company
      for cash, net of issuance costs of $115               1,772         6,385            --           --            --
   Other equity transactions of acquired company              519         2,320         1,540          446            --
   Conversion of preferred stock to common stock           (2,179)      (16,628)        4,358       16,628            --
                                                         --------     ---------        ------    ---------     ---------
Balance at December 31, 1997                                2,291         9,518        38,892      122,913        (1,440)
   Net loss                                                    --            --            --           --            --
   Unrealized gain on available-for-sale investments           --            --            --           --            --
      Comprehensive loss                                       --            --            --           --            --
   Acquisition of MatchLogic, Inc.:
      Conversion of preferred stock to
        common stock                                       (2,291)       (8,705)        4,582        8,705            --
   Acquisition of Classifieds2000, Inc.:
      Issuance of common stock                                 --            --         1,730        3,522            --
      Accumulated deficit                                      --            --            --           --            --
   Acquisition of Throw, Inc.:
      Issuance of common stock                                 --            --           330       16,242            --
   Issuance of common stock for cash, net of
      issuance costs of $650                                   --            --         2,870       84,331            --
   Issuance of warrants                                        --            --            --       19,876            --
   Exercise of outstanding warrants                            --            --           432        6,130            --
   Issuance of common stock under employee plans               --            --         3,774       13,269            --
   Compensation expense from accelerated deferred
      compensation and stock option vesting                    --            --            --          298            --
   Amortization of deferred compensation, net
      of cancellations                                         --            --            --           --           533
   Issuance of common stock for equity securities              --            --            50        2,525            --
                                                         --------     ---------        ------    ---------     ---------
Balance at December 31, 1998                                   --     $     813        52,660    $ 277,811     $    (907)
                                                         ========     =========        ======    =========     =========

                                                             OTHER
                                                         COMPREHENSIVE
                                                          INCOME/(LOSS)   DEFICIT        TOTAL
                                                           ---------     ---------     ---------
Balance at December 31, 1995                               $     152     $  (7,085)    $  (4,034)
                                                                                       ---------
   Net loss                                                       --       (43,117)      (43,117)
   Unrealized loss on available-for-sale investments            (280)           --          (280)
                                                                                        --------
        Comprehensive loss                                        --            --       (43,397)
                                                                                        --------
   Issuance of common stock for cash                              --            --         1,412
   Notes payable conversions                                      --            --           400
   Issuance of warrants in connection with
      distribution agreement                                      --            --         1,625
   Issuance of shares, note payable conversion and
      exercise of outstanding warrants in connection
      with the Company's IPO, net of issuance costs
      of $3,682                                                   --            --        36,418
   Conversion of redeemable preferred stock
      in connection with the Company's IPO                        --            --        16,129
   Issuance of common stock under employee plans                  --            --           375
   Amortization of deferred compensation, net
      of cancellations                                            --            --           250
   Issuance of common and preferred stock in
      connection with asset purchase agreements                   --            --        15,919
                                                           ---------     ---------     ---------
Balance at December 31, 1996                                    (128)      (50,202)       25,097
                                                                                       ---------
   Net loss                                                       --       (41,392)      (41,392)
   Unrealized gain on available-for-sale investments             143            --           143
                                                                                       ---------
        Comprehensive loss                                        --            --       (41,249)
                                                                                       ---------
   Issuance of common stock for cash, net of
      issuance costs of $800                                      --            --        38,350
   Conversion of common stock warrant to
      preferred stock warrant                                     --            --            --
   Exercise of outstanding warrants                               --            --            --
   Issuance of common stock under employee plans                  --            --         2,319
   Compensation expense from accelerated deferred
      compensation and stock option vesting                       --            --         1,658
   Deferred compensation related to stock options,
      net of amortization and cancellations                       --            --           355
   Acquisition of Netbot, Inc.:
      Issuance of common stock                                    --            --         3,731
      Accumulated deficit                                         --        (4,560)       (4,560)
   Issuance of preferred stock by acquired company
      for cash, net of issuance costs of $115                     --            --         6,385
   Other equity transactions of acquired company                  --            --         2,766
   Conversion of preferred stock to common stock                  --            --            --
                                                           ---------     ---------     ---------
Balance at December 31, 1997                                      15       (96,154)       34,852
                                                                                       ---------
   Net loss                                                       --       (36,974)      (36,974)
   Unrealized gain on available-for-sale investments           1,304            --         1,304
                                                                                       ---------
      Comprehensive loss                                          --            --       (35,670)
   Acquisition of MatchLogic, Inc.:
      Conversion of preferred stock to
        common stock                                              --            --            --
   Acquisition of Classifieds2000, Inc.:
      Issuance of common stock                                    --            --         3,522
      Accumulated deficit                                         --        (2,509)       (2,509)
   Acquisition of Throw, Inc.:
      Issuance of common stock                                    --            --        16,242
   Issuance of common stock for cash, net of
      issuance costs of $650                                      --            --        84,331
   Issuance of warrants                                           --            --        19,876
   Exercise of outstanding warrants                               --            --         6,130
   Issuance of common stock under employee plans                  --            --        13,269
   Compensation expense from accelerated deferred
      compensation and stock option vesting                       --            --           298
   Amortization of deferred compensation, net
      of cancellations                                            --            --           533
   Issuance of common stock for equity securities                 --            --         2,525
                                                           ---------     ---------     ---------
Balance at December 31, 1998                               $   1,319     $(135,637)    $ 143,399
                                                           =========     =========     =========


    The accompanying notes are an integral part of these  consolidated financial statements.

                                  EXCITE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, IN THOUSANDS)

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                     ---------------------------------------------
                                                                                        1998              1997              1996
                                                                                     ---------         ---------         ---------
CASH FLOWS USED BY OPERATING ACTIVITIES:
Net loss                                                                             $ (36,974)        $ (41,392)        $ (43,117)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of deferred compensation                                                 534               355               243
     Compensation expense from accelerated deferred compensation
       charges and stock option vesting                                                    298             1,658                --
     Depreciation                                                                       12,868             6,360             2,189
     Issuance of warrants                                                                   --                55             1,625
     Amortization of intangibles                                                         3,780            10,670               954
     In-process technology                                                               6,200             2,346             3,500
     Amortization of Netscape service, distribution costs and trademarks                23,451                --                --
     Loss on disposal of property and equipment                                             90                --                96
     Provision for loan impairment                                                          --                --               629
     Equity share of losses in affiliated company                                        2,134               477                --
  Changes in assets and liabilities:
       Accounts receivable                                                             (15,185)          (17,567)           (2,957)
       Prepaid Netscape distribution costs and trademarks                              (70,000)               --                --
       Prepaid expenses and other current assets                                        (2,901)           (1,001)             (863)
       Other assets                                                                        428            (4,203)             (873)
       Accounts payable                                                                  7,069            (1,378)            5,515
       Accrued compensation                                                              3,746             4,492               425
       Related party liabilities                                                         3,691             1,575                --
       Other accrued liabilities                                                         7,041             2,092             6,512
                                                                                     ---------         ---------         ---------
          Net cash used by operating activities                                        (53,730)          (35,461)          (26,122)
                                                                                     ---------         ---------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (16,709)           (6,925)             (892)
  Proceeds from disposal of property and equipment                                         186                --                --
  Purchases of investments                                                             (25,210)          (47,433)          (49,765)
  Sales and maturities of investments                                                   30,618            49,235            31,936
  Investment in affiliated company                                                      (4,377)               --                --
  Notes and advances to Novo MediaGroup, Inc.                                               --                --              (629)
  Payments for acquisitions, net of cash received                                           --              (598)               --
                                                                                     ---------         ---------         ---------
          Net cash used in investing activities                                        (15,492)           (5,721)          (19,350)
                                                                                     ---------         ---------         ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Payments on capital lease and other financing obligations                             (3,929)           (3,737)           (1,875)
  Net (payments) proceeds on bank line of credit and other notes payable                  (574)            4,900             1,064
  Proceeds from issuance of convertible note                                                --             5,000                --
  Proceeds from sale of redeemable convertible preferred stock                              --             6,385            12,282
  Proceeds from issuance of common stock                                               103,725            40,029            37,212
                                                                                     ---------         ---------         ---------
          Net cash provided by financing activities                                     99,222            52,577            48,683
                                                                                     ---------         ---------         ---------

Net increase in cash and cash equivalents                                               30,000            11,395             3,211
Cash and cash equivalents at beginning of period                                        15,366             3,971               760
                                                                                     ---------         ---------         ---------
Cash and cash equivalents at end of period                                           $  45,366         $  15,366         $   3,971
                                                                                     =========         =========         =========
NON-CASH FINANCING ACTIVITIES:
  Conversion of convertible preferred stock to common stock                          $   8,705         $  16,628         $  16,129
  Property and equipment acquired under capital leases and other non-
     lease financing                                                                 $  16,763         $   7,400         $   7,564
  Preferred stock issued by acquired company for ownership interest                  $      --         $   1,720         $      --
  Conversion of notes payable to common stock                                        $      --         $      --         $   1,400
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                                                             $   2,725         $   1,050         $     379


                      The accompanying notes are an integral part of these consolidated financial statements.

                                  EXCITE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business

   Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, is a global Internet media company offering consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. The Excite Network consists of the Excite (www.excite.com), WebCrawler (www.webcrawler.com) and Classifieds2000 (www.classifieds2000.com) brands, which provide a gateway to the World Wide Web (the "Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers navigate the Web, the Excite Network contains a suite of specialized information services, organized under numerous topical channels which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and other community features and personalization capabilities. Localized versions of Excite are available in Australia, China, France, Germany, Italy, Japan, Sweden, the Netherlands and the United Kingdom. The Company conducts its business within two industry segments, including the selling of banner and sponsorship advertising on the Excite Network to customers in various industries, and, through the merger with MatchLogic, Inc. ("MatchLogic"), ad serving and targeting services. See Note 2 and "Risk Factors that May Affect Future Results-Acquisition Strategy; Integration of Past and Future Acquisitions."

   The Company has incurred operating losses to date and incurred a net loss of approximately $37.0 million for the year ended December 31, 1998. Management believes that available resources will provide sufficient funding to enable the Company to meet its obligations through at least December 31, 1999. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources if such resources were not available.

   Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been restated for all material pooling of interests. See Note 2.

   Foreign Currency

   Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense. Such gains and losses have been insignificant in all years to date. To date the Company has entered into no foreign currency forward exchange contracts or other such derivative instruments.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

   Concentration of Credit Risk

   The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral on accounts receivable. When required, the Company maintains allowances for credit losses and such losses have been within management's expectations and have not been material in any year. The Company's services are provided to customers in several industries, primarily in North America.

   No customers accounted for 10% or more of total revenues for the year ended December 31, 1998 and 1997. One customer accounted for approximately 12% of total revenues for the year ended December 31, 1996.

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

                                                                 DECEMBER 31,
                                                         ---------------------------
(IN THOUSANDS)                                             1998               1997
                                                         --------           --------
Computer equipment and internal use software             $ 43,746           $ 18,168
Furniture and fixtures                                      6,581              2,950
Leasehold improvements                                      7,125              2,607
                                                         --------           --------
                                                           57,452             23,725
Less: accumulated depreciation and amortization           (21,515)            (8,582)
                                                         --------           --------
                                                         $ 35,937           $ 15,143
                                                         ========           ========

   Intangible Assets

   Intangible assets consist primarily of goodwill, developed technology, distribution rights, trademarks, bookmarks and trade names, and are being amortized generally over periods ranging from four months to three years. Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and intangible assets acquired in various acquisitions. These purchased intangibles and goodwill relate to the acquisitions of certain assets from other companies. See Note 2.

                                                                      DECEMBER 31,
                                            LIFE IN           ---------------------------
(IN THOUSANDS)                              MONTHS              1998               1997
                                            -------           --------           --------
Goodwill                                         36           $ 11,163           $    362
Trademarks, trade names and other             24-36              2,346              2,346
Developed technology                             13              8,400              8,400
Operating agreement                               4              1,200              1,200
Distribution agreement                           24                500                500
                                                              --------           --------
                                                                23,609             12,808
Less: accumulated amortization                                 (14,817)           (11,037)
                                                              --------           --------
                                                              $  8,792           $  1,771
                                                              ========           ========

    Long-Lived Assets

   In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date no such impairment has been indicated. Should there be an impairment in the future, the Company will recognize the amount of the impairment based on discounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

   Fair Value of Financial Instruments

   The carrying amount of certain of the Company's financial instruments, including accounts receivable and accrued liabilities, approximate fair value because of their short maturities. Because the interest rates on the Company's notes payable and convertible debt are adjusted periodically to reflect market rates, the fair value of these instruments approximates their carrying amounts. The carrying amount of the Company's capital lease and other equipment financing obligations approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at December 31, 1998. See Note 3.

   Revenue Recognition

   Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions (a view of an advertisement by a consumer) for a fixed fee. The Company has recently entered into a number of longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with Excite services and provide for more varied sources of revenue to Excite over the term of the agreements, which average between 2 to 3 years. Under these agreements, Excite earns fees for initial programming, initiation of service and access to the Excite Network, and for generating impressions, which in some instances are guaranteed. These revenues, as well as contract and other revenues, are generally recognized ratably over the term of the agreements, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, the Company defers recognition of the corresponding revenues. The terms of a number of these agreements provide that revenues from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized.

   Advertising

   Costs related to advertising are expensed as incurred. Advertising expense was approximately $13.9 million, $7.1 million and $10.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

   Per Share Data

   In 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants, convertible securities and unvested securities issued subject to repurchase. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements. The Company has excluded all convertible debt, convertible preferred stock, warrants and employee stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. See Notes 7 and 8 for further information on these securities. The following table sets forth the computation of basic and diluted earnings per share:

                                                                     YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        1998               1997               1996
                                                           --------           --------           --------
Net loss                                                   $(36,974)          $(41,392)          $(43,117)
                                                           ========           ========           ========
  Weighted average shares outstanding                        48,180             29,288             19,372
  Weighted average common shares issued subject
    to repurchase agreements                                   (705)            (1,134)            (1,220)
                                                           --------           --------           --------
Shares used to compute basic and diluted net loss
  per share                                                  47,475             28,154             18,152
                                                           ========           ========           ========
Basic and diluted net loss per share                       $  (0.78)          $  (1.47)          $  (2.38)
                                                           ========           ========           ========

   Stock Split

   In June 1998, the Board of Directors of the Company declared a two-for-one stock split which was in the form of a 100% stock dividend. The dividend was paid on July 20, 1998 to stockholders of record on July 6, 1998. All of the Common Stock share and per share data have been adjusted to reflect this stock split.

   Reclassifications

   Certain previously reported amounts have been reclassified to conform to the current presentation format.

   Recent Accounting Pronouncements

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 as of December 31, 1997 and has presented comprehensive income for all periods presented in the Consolidated Statements of Stockholders' Equity (Net Capital Deficiency).

   In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company adopted SFAS No. 131 as of December 31, 1997. Previously reported information has been restated to reflect the addition of an operating segment resulting from the merger with MatchLogic in 1998. See Note 2.

   In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company adopted SOP 98-1 effective for the year ended December 31, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's consolidated financial statements.

   In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company is required to adopt SOP 98-5 for the year ended December 31, 1999. The adoption of SOP 98-5 is not expected to have a material impact on the Company's consolidated financial statements.

   In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

2.      BUSINESS COMBINATIONS AND PURCHASED PRODUCT RIGHTS

   During the three years ended December 31, 1998, Excite completed the following acquisitions:

                                                               SHARES OF EXCITE
                                                  SHARES OF        SERIES E       SHARES OF
                                                   EXCITE         CONVERTIBLE    OPTIONS AND
                                                   COMMON       PREFERRED STOCK   WARRANTS
COMPANY OR TECHNOLOGY ACQUIRED  DATE ACQUIRED    STOCK ISSUED        ISSUED       ASSUMED
------------------------------  -------------    ------------        ------       -------
(IN THOUSANDS)
McKinley                       August    1996        1,700              --            28
AOL's WebCrawler               November  1996           --           1,950            --
Netbot                         November  1997        1,708              --           422
MatchLogic                     February  1998        6,122              --         1,049
Classifieds2000                April     1998        1,730              --            50
Throw                          April     1998          330              --           318

    In August 1996, the Company acquired McKinley, the creator of the Magellan Internet Guide, in a transaction accounted for as a pooling of interests. The Company incurred approximately $2.2 million in merger related expenses, including $1.0 million for legal and other professional fees, $901,000 for personnel severance and outplacement expenses and $345,000 for termination of distribution contracts and discontinuation of duplicate operations and facilities. All consolidated financial information for 1996 was restated to reflect the combined operations of the Company and McKinley.

   In November 1996, the Company entered into a series of agreements with AOL, a provider of Internet online services, whereby a co-branded version of Excite became the exclusive Internet search and directory service for AOL. Under these agreements, Excite acquired AOL's WebCrawler search and directory technology assets. The series of agreements were accounted for as the acquisition of rights to developed and in-process technologies and distribution rights. The intangible assets were recorded based on their appraised fair values as of December 1, 1996. Of the total purchase price, $3.5 million was allocated to purchased in-process technology and the remaining purchase price of approximately $12.6 million was capitalized as trademarks, distribution rights, bookmarks, trade names, goodwill and other. The amount of the purchase price allocated to purchased in-process technology was charged to the Company's operations as of December 1, 1996.

    In November 1997, the Company acquired Netbot, a private company and developer of advanced search technology utilized for electronic commerce, in a transaction accounted for as a pooling of interests. The Company incurred approximately $1.5 million in merger related expenses, including $1.3 million for accelerated deferred compensation charges and $217,000 in professional fees and other expenses. The results of operations and financial position of Netbot were not material to the Company's consolidated financial statements in any period, and therefore, amounts prior to the date of acquisition were not combined with the Company's financial statements.

    In February 1998, the Company acquired MatchLogic, a private company providing advertisers and agencies with Internet advertising management services that began operations in May 1997, in a transaction accounted for as a pooling of interests. In connection with the acquisition of MatchLogic, the Company incurred approximately $700,000 in merger related expenses primarily for legal and other professional fees. All consolidated financial information to the inception of MatchLogic has been restated to reflect the combined operations of the two companies.

    Separate results of the combined entities through the periods preceding the merger (February 2, 1998) are as follows:

                                        PERIOD ENDED   YEARS ENDED DECEMBER 31,
                                          FEBRUARY 2, ---------------------------
(IN THOUSANDS)                              1998          1997           1996
                                       -------------  ------------  -------------
Revenues:
  Excite                               $       5,598  $     50,151  $      14,757
  MatchLogic                                     376         3,963             --
                                       -------------  ------------  -------------
                                       $       5,974  $     54,114  $      14,757
                                       =============  ============  =============

Net Loss:
  Excite                               $      (1,656) $    (30,159) $     (43,117)
  MatchLogic                                  (1,388)      (11,233)            --
                                       -------------  ------------- -------------
                                       $      (3,044) $    (41,392) $     (43,117)
                                       =============  ============  =============

    There were no significant inter-company transactions between the two companies and no significant conforming accounting adjustments.

    In April 1998, the Company acquired Classifieds2000, a provider of Web-based classified ads that began operations in July 1996, in a transaction accounted for as a pooling of interests. In connection with the acquisition of Classifieds2000, the Company incurred approximately $743,000 in merger-related expenses primarily for legal and other professional fees. The results of operations and financial position of Classifieds2000 were not material to the Company's consolidated financial statements in any period, and therefore, amounts prior to the date of acquisition were not combined with the Company's financial statements.

    In April 1998, the Company acquired Throw, a development stage company focused on community products that began operations in April 1996, in a transaction accounted for as a purchase. The total purchase price was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. This included an original purchase price allocation of approximately $800,000 to other intangibles assets, which were being amortized on a straight-line basis through 1999 and approximately, $16.2 million was allocated to in-process technology and charged to operations at the time of acquisition. Accordingly, the Company expensed this amount in its originally reported June 30, 1998 operating results.

    In response to recent Securities and Exchange Commission ("SEC") interpretative guidance surrounding acquisition-related in-process research and development, the Company has revised the original accounting for the purchase price allocation related to the 1998 acquisition of Throw and the related amortization of intangibles. This adjustment decreased the amount previously allocated to in-process technology by $10.0 million, which has been capitalized as goodwill and will be amortized on a straight-line basis over three years. As a result, in the second quarter of 1998, the Company allocated $6.2 million to in-process technology, and during the year ended December 31, 1998, the Company amortized a total of $2.7 million of goodwill to operations. Pro-forma results of operations have not been presented because the effect of this acquisition was not material to the Company's consolidated financial position, results of operations, and cash flows.

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

3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The Company considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper, equity securities and government securities, are classified as available-for-sale as of December 31, 1998. These securities are recorded at fair market value. Unrealized gains and losses on these investments are included in stockholders' equity. The cost of securities sold is based on specific identification. There were no material gross realized gains or losses from sales of securities in the periods presented. The fair value of investments is based on quoted market prices at December 31, 1998 and 1997. The fair value of investments presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. All available-for-sale investments generally mature in one year or less.

   The estimated fair value of cash, cash equivalents and short-term investments are as follows:

                                      YEARS ENDED DECEMBER 31,
                                      ------------------------
(IN THOUSANDS)                         1998             1997
                                      -------          -------
Cash and cash equivalents:
  Cash                                $33,977          $ 5,288
  Money market funds                      126               62
  Commercial paper                         --            1,958
  U.S. Government securities           11,263            8,058
                                      -------          -------
                                      $45,366          $15,366
                                      =======          =======
Short-term investments:
  Commercial paper                    $ 3,104          $ 7,791
  Equity securities                     4,411               --
  U.S. Government securities            8,166            8,607
                                      -------          -------
                                      $15,681          $16,398
                                      =======          =======
Restricted investments:
  Cash                                $   223          $    --
  Certificates of deposit                 335               --
  Equity securities                        --              302
                                      -------          -------
                                      $   558          $   302
                                      =======          =======

   The restricted cash at December 31, 1998 is being held for tenant improvements at the Company's corporate facilities in Redwood City, California. The restricted certificates of deposit at December 31, 1998 includes a $250,000 security deposit for one of the Company's facilities. The restricted investment in common stock at December 31, 1997 was being held as collateral by a financial institution against the Company's line of credit borrowings. See Note 4.

   The net unrealized gains for the year ended December 31, 1998 was $1.3 million, which is attributable to equity securities that the Company held during 1998. The net unrealized gains for the year ended December 31, 1997, were not material. At December 31, 1998, the fair values of cash and cash equivalents, available-for-sale investments and restricted investments approximated cost. The realized gains and losses on sales of each type of security for the years ended December 31, 1998 and 1997, were not material. For the purpose of determining gross realized gains and losses, the cost of the securities sold is based upon specific identification.

4.  BORROWINGS UNDER BANK LINE OF CREDIT AND OTHER NOTES PAYABLE

   Borrowings under bank line of credit and other notes payable, all of which are current liabilities, are as follows:

                                                                       DECEMBER 31,
                                                                 ----------------------
(IN THOUSANDS)                                                      1998         1997
                                                                 ---------    ---------
Borrowings under bank line of credit                             $   6,000    $   6,000
Other notes payable                                                    100          100
                                                                 ---------    ---------
                                                                 $   6,100    $   6,100
                                                                 =========    =========

   In March 1997, the Company entered into and borrowed on a $6.0 million line of credit. This line of credit bears interest at the bank's prime rate (approximately 7.75% at December 31, 1998) and is secured by substantially all of the Company's assets. This line of credit agreement also contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock. The Company was in compliance with these covenants at December 31, 1998. This line of credit expired in 1998 and the Company has subsequently received extensions through February 15, 1999, which is the current maturity of the note. The Company is currently negotiating a new line of credit.

5.      COMMITMENTS

    Capital Leases

    The Company leases certain computer equipment and office furniture under capital leases. The leases generally provide for the Company to pay taxes, maintenance and insurance. Most of the leases contain purchase options as well as renewal provisions at the end of the initial lease terms, which generally range from 30 to 36 months. At December 31, 1998 the Company had an additional $5.5 million available under a lease line of credit expiring on March 31, 1999.

    Equipment under capital leases consist of the following:

                                                                       DECEMBER 31,
                                                                 ----------------------
(IN THOUSANDS)                                                      1998        1997
                                                                 ---------    ---------
Computer equipment and internal use software                     $  25,855    $   9,914
Furniture and fixtures                                               3,232          785
                                                                 ---------    ---------
                                                                    29,087       10,699
                                                                   (13,929)      (5,490)
                                                                 ---------    ---------
                                                                 $  15,158    $   5,209
                                                                 =========    =========

   Non-lease Financing Arrangements

   During 1998 and 1997, the Company entered into several non-lease equipment financing arrangements. These liabilities are secured by specified computer equipment, internal use software and office furniture of the Company and are payable over 36 months. At December 31, 1998, property and equipment under non-lease financing arrangements totaled $2.7 million, net of $2.3 of accumulated depreciation. At December 31, 1997, property and equipment under non-lease financing arrangements totaled $2.5 million, net of $401,000 of accumulated depreciation.

   Building Leases

   During the three years ended December 31, 1998, the Company entered into several leases relating to its corporate facilities located in Redwood City, California. In 1998, the Company's subsidiary, MatchLogic, entered into a lease for its new facility located in Westminster, Colorado. The Company leases these facilities under non-cancelable operating leases that have terms of approximately ten years. The Company leases additional space, primarily for sales offices, in various states as well as in the United Kingdom. Rent expense under operating leases was approximately $4.6 million, $2.6 million and $722,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company has subleased a portion of its facilities to third parties under non-cancelable sublease agreements, which expire in June 1999 and March 2003. Sublease rental income was $852,000 for the year ended December 31, 1998. There was no sublease rental income for the years ended December 31, 1997 and 1996.

   Annual minimum commitments under these leases and other financing arrangements are as follows:

                                         CAPITAL       OTHER     OPERATING     SUBLEASE
(IN THOUSANDS)                           LEASES      FINANCING    LEASES         RENT
                                        ---------    ---------   ---------    ---------
Years Ended December 31,
   1999                                 $   8,873    $   1,756   $   5,434    $    (911)
   2000                                     7,857        1,176       4,970         (445)
   2001                                     4,981          495       5,065         (457)
   2002                                       113           --       4,858         (469)
   2003                                        --           --       4,454         (120)
   Thereafter                                  --           --      20,264           --
                                        ---------    ---------   ---------    ---------
Total minimum payments required         $  21,824    $   3,427   $  45,045    $  (2,402)
                                        =========    =========   =========    =========
Less amounts representing interest         (3,023)        (328)
                                        ---------    ---------
Present value of future lease payments     18,801        3,099
Less current portion                       (7,133)      (1,531)
                                        ---------    ---------
                                        $  11,668    $   1,568
                                        =========    =========

   Other Equipment Financing

    Other equipment financing consists of the liability for computer equipment, which the Company may enter into capital leases in 1999. Due to the timing of these computer equipment purchases at the end of 1998, $7.5 million has been recorded as other equipment financing at December 31, 1998. Equipment under other equipment financing arrangements totaled $7.1 million, net of $400,000 of accumulated depreciation at December 31, 1998.

6.      CONVERTIBLE NOTE

   In 1997, the Company entered into a convertible promissory note with Itochu Corporation and certain affiliated entities (collectively "Itochu") for the principal amount of $5.0 million. See Note 12. The note bears interest at the London Interbank Offered Rate plus 1% (approximately 6.1% at December 31, 1998), is payable in United States dollars, and matures on October 17, 2002, although earlier payment is permitted. The entire unpaid principle amount at the maturity date (or earlier in the event the Company elects to prepay the note) is convertible, in whole but not in part, at the option of the holder, into fully paid shares of Excite Common Stock at a conversion price equal to the average closing price of the shares for the 30 trading day period ending on the date of conversion.

7.  STOCKHOLDERS EQUITY

   The Company was incorporated on June 9, 1994 in California and reincorporated in Delaware on August 27, 1998. The Company's Preferred Stock and Common Stock have a par value of $0.001 per share. The classification of the capital accounts reflects the effect of the reincorporation for all periods presented.

   Convertible Preferred Stock

   Of the 4,000,000 authorized shares of Convertible Preferred Stock ($0.001 par value), 3,280,000 shares were designated as Series E. In November 1996, the Company issued to AOL in connection with the acquisition of AOL's WebCrawler Assets, 1,950,000 shares of Series E and a warrant to purchase 650,000 shares of Series E (see Note 2). As a result of the Company's two-for-one stock split in July 1998, which was in the form of a stock dividend, the Series E are convertible into Common Stock at a ratio of two-for-one. In September 1997, AOL exercised 325,000 of its 650,000 warrant to purchase shares of Series E, with the holder electing to receive a lesser number of shares in exchange for a reduction in the total exercise price, resulting in the issuance of 229,000 shares of Series E. The 2,179,000 outstanding shares of Series E were converted into 4,358,000 shares of Common Stock in December 1997. The remaining shares of Preferred Stock authorized and unissued at December 31, 1997 were retired in August 1998.

   The Company had 2,291,000 shares of Convertible Preferred Stock outstanding at December 31, 1997 related to equity transactions of MatchLogic prior to its merger with Excite. These shares were converted into an equivalent number of shares of Excite Common Stock upon the closing of the merger in February 1998 (see Note 2).

    In August 1998, the Company authorized 4,000,000 shares of Convertible Preferred Stock ($0.001 par value) of which 350,000 shares are designated as Series E for the unexercised portion of AOL's warrant to purchase Series E shares and 230,000 shares are designated as Series F for the Stock Holders Right Plan dated September 24, 1998. At December 31, 1998, the remaining 3,420,000 authorized shares of Convertible Preferred Stock are undesignated.

   Common Stock

   In April 1996, the Company completed its initial public offering and issued 4,600,000 shares of its Common Stock at a price of $8.50 per share. The Company received approximately $35.4 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the initial public offering, each outstanding share of Redeemable Convertible Preferred Stock was automatically converted into two shares of Common Stock, outstanding warrants were exercised (on a net exercise basis) at an exercise price of $8.50 per share, resulting in the issuance of 2,382,000 shares of Common Stock, and $1.0 million principal amount of notes payable was converted into 320,000 shares of Common Stock.

   On March 3, 1997 the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to the sale of shares of the Company's Common Stock. The Company sold all of the 5,800,000 shares of the Company's Common Stock offered to Intuit Inc. ("Intuit") on June 26, 1997 at a price of $6.75 per share (see Note 14). Proceeds to the Company from this offering were approximately $38.4 million net of offering costs. Intuit was also granted a right of first refusal to participate in certain future issuances of the Company's securities in order to prevent dilution of Intuit's percentage ownership, as well as registration rights with respect to the shares originally purchased, and any shares that might be purchased pursuant to the right of first refusal. The agreements also place certain conditions on Intuit's ability to dispose of its shares of, or acquire additional shares of, the Company's Common Stock.

   In May 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the sale of shares of the Company's Common Stock in a public offering. The Company sold 3,105,000 shares of Common Stock in June 1998 at a price of $31.50 per share. Of the 3,105,000 shares sold, 2,870,000 shares (including 405,000 shares, which were purchased on the exercise of the underwriters over-allotment option) were offered directly by the Company and 235,000 shares were offered by selling stockholders. The Company did not receive any proceeds from the sale of shares by selling stockholders. Proceeds to the Company from this offering were approximately $84.3 million net of offering costs.

   At December 31, 1998, 705,000 shares of Common Stock issued by the Company were subject to stock repurchase agreements whereby the Company has the option to repurchase the unvested shares upon termination of employment for any reason, with or without cause, at the original price paid for the shares.

   In December 1998, the Company issued 50,000 shares of Common Stock to LibertyOne Ltd. ("LibertyOne"), a partner in the Company's Australian joint venture (see Note 10), in exchange for 1,000,000 shares of LibertyOne. These equity securities were recorded at the fair market value of the Company's stock at the date of the transaction. As a result, the fair market value of $2.5 million was recorded to short-term investments and the unrealized gain as of December 31, 1998 of $1.4 million was included in stockholder's equity. The Company has classified this equity security as an available-for-sale investment.

   Warrants

   During 1995, the Company issued warrants to purchase 30,000 shares of Series A and 16,000 shares of Series B Redeemable Convertible Preferred Stock at an exercise price of $0.67 and $1.25 per share, respectively, in connection with an equipment lease agreement. These warrants converted into warrants to purchase Common Stock upon the Company's initial public offering in April 1996. In January 1997, the holder of these warrants elected to exercise the warrants and receive a lesser number of shares in exchange for a reduction in the exercise price resulting in the issuance of 87,000 shares of Common Stock.

   During 1995, the Company issued warrants to purchase 2,400,000 shares of Common Stock at an exercise price of $0.0625 per share in connection with the sale of Series B Redeemable Convertible Preferred Stock. These warrants were exercised in April 1996 in connection with the Company's initial public offering. Also during 1995, the Company issued warrants to purchase 72,000 and 57,000 shares of Common Stock at an exercise price of $0.34 and $0.63 per share, respectively, in connection with an employment offer. These warrants were exercised in 1996.

   In connection with the acquisition of McKinley, in August 1996, the Company assumed warrants under which the holder can purchase 4,712 shares and 14,190 shares of Common Stock at an exercise price of $16.33 and $50.64 per share, respectively. The warrant for 4,712 shares of Common Stock was exercised in 1998. At December 31, 1998, 14,190 warrants were outstanding at an exercise price of $50.64 per share and expire on January 31, 1999.

   In March 1996, the Company entered into an agreement with AOL whereby, in return for certain distribution rights, the Company issued a warrant to purchase 1,300,000 shares of Common Stock at an exercise price of $4.00 per share. The warrant expires in March 2001. The value of the warrant was established through appraisal. A charge to operations of $1.6 million for the fair value of the warrant was recorded at the time of issuance. Upon the closing of the acquisition of WebCrawler, this warrant to purchase 1,300,000 shares of Common Stock was converted into a warrant to purchase 650,000 shares of Series E ("Series E warrant") at the same exercise price per share. The value attributed to the amendment of the warrant terms from Common Stock warrant to the Series E warrant was minimal, as the expiration date of the warrant was also amended such that 325,000 shares exercisable under this warrant would expire, if unexercised, on September 30, 1997, instead of in March 2001. In September 1997, 325,000 shares were exercised under this Series E warrant, with the holder electing to receive a lesser number of shares in exchange for a reduction in the total exercise price, resulting in the issuance of 229,000 shares of Series E, which were converted into 458,000 shares of Common Stock in December 1997. The remaining Series E warrant for 325,000 shares outstanding at December 31, 1998, if exercised, is convertible into 650,000 shares of Common Stock.

   In connection with the acquisition of Netbot, in November 1997, the Company assumed warrants under which the holder can purchase 4,100 shares of the Company's Common Stock at an exercise price of approximately $5.75 per share.

   In connection with the acquisition of MatchLogic, in February 1998, the Company assumed warrants under which the holder can purchase 167,000 shares of the Company's Common Stock at an exercise price of approximately $2.36 per share. These warrants were exercised in 1998.

   In April 1998, the Company acquired Classifieds2000 and Throw. In connection with these acquisitions, the Company assumed warrants under which the holder can purchase 4,000 and 68,000 shares of the Company's Common Stock at an exercise price of approximately $16.67 and $0.345 per share, respectively. These warrants were exercised in 1998.

   In April 1998, the Company issued a warrant to Netscape Communication Corporation ("Netscape") to purchase 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share, exercisable for a two-year period commencing on April 30, 1998, and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million, which is exercisable for a two year period commencing April 30, 1999. The exercise price per share of Common Stock covered by the second warrant will be determined by dividing $10 million by the average closing price of the Company's Common Stock for the 30 most recent trading days ending on the third trading day preceding April 30, 1999.

8.  EMPLOYEE BENEFIT PLANS

   Stock Option Plans

   During 1995, the Company adopted the 1995 Equity Incentive Plan (the "1995 Plan") which authorized for issuance under the 1995 Plan 3,300,000 shares of Common Stock, under which incentive stock options and non-qualified stock options to purchase Common Stock may be granted to eligible participants. Under the 1995 Plan, options to purchase Common Stock may be granted at prices no less than 85% of the fair market value on the date of grant (110% of fair value in certain instances.) Options generally vest over a 48-month period. In March 1996, the Company increased the number of shares authorized under the 1995 Plan from 3,300,000 to 4,400,000 shares. The 1995 Plan was terminated in April 1995. Options granted under the 1995 Plan before its termination in April 1996 remain outstanding in accordance with their terms, but no further options have been granted under the 1995 Plan after the date of its termination.

   In March 1996, the Company adopted the 1996 Equity Incentive Plan ("1996 Plan") which authorized for issuance under the 1996 Plan 3,000,000 shares of Common Stock for granting of either incentive or non-qualified stock options. The Company increased the number of shares authorized under the 1996 Plan from 3,000,000 shares to 4,600,000 shares in November 1996 and from 4,600,000 shares to 9,928,000 in June 1997. Additionally, the company increased the number of shares authorized under the 1996 Plan from 9,928,000 share to 16,528,000 in June 1998.

   The 1996 Plan serves as the successor equity incentive program to the Company's 1995 Plan. The 1996 Plan provides for the grant of either incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options or the issuance of restricted stock, at a price no less than 85% of the fair value on the date of grant as well as stock bonuses by the Company to eligible participants. Options generally vest over a 48 month period. No person is eligible to receive more than 500,000 shares in any calendar year pursuant to grants under the 1996 Plan, other than new employees of the Company who will be eligible to receive up to a maximum of 800,000 shares in the calendar year in which they commence employment with the Company. Shares that (i) are subject to issuance upon exercise of an option but cease to be subject to such stock option for any reason other than exercise of such stock option, (ii) are subject to an award granted under the 1996 Plan but are forfeited or are repurchased by the Company at the original issue price or
(iii) are subject to an award that otherwise terminates without shares being issued will again be available for grant and issuance in connection with future awards under the 1996 Plan. The 1996 Plan will terminate in February 2006, unless terminated earlier in accordance with the provisions of the 1996 Plan. As of December 31, 1998, 4,676,000 shares of Common Stock were reserved for future grants.

   Assumed Options

   In connection with the acquisition of McKinley in August 1996, the Company assumed 9,000 outstanding options to purchase Common Stock originally issued under McKinley's stock option plan. In 1997, the Company acquired Netbot, and in connection with this acquisition, the Company assumed 418,000 outstanding options to purchase Common Stock originally issued under Netbot's stock option plan. In connection with the acquisitions of MatchLogic, Classifieds2000 and Throw during 1998, the Company assumed options to purchase Common Stock under these companies' stock option plans of 882,000, 46,000 and 250,000, respectively. Additionally, the Company assumed 854,000 options authorized for future grants under the MatchLogic stock option plan, which increased the total number of shares authorized in 1997. See Note 2.

   Directors Plan

   In February 1996, the Company adopted the 1996 Directors Stock Option Plan (the "Directors Plan") under which it authorized 300,000 shares of Common Stock for granting of non-qualified stock options to directors of the Company who are not employees of the Company ("Outside Directors") at exercise prices not less than the fair market value on the date of grant. Upon initial election or appointment, an Outside Director shall be automatically be granted an Option for 30,000 shares of Common Stock. An Outside Director is automatically granted an additional 15,000 shares of Common Stock on each of the Outside Directors anniversary dates. The options granted under the Directors Plan generally vest at a rate of 2.08% each month and have a term of ten years. During 1998 the Company granted 30,000 shares of Common Stock under the Directors Plan. As of December 31, 1998, 265,000 shares of Common Stock were reserved for future grants.

   Stockholders Rights Plan

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

   A summary of activity under the Plans is as follows:

                                    SHARES               OPTIONS OUTSTANDING               WEIGHTED
                                   AVAILABLE  ------------------------------------------   AVERAGE
                                     FOR     NUMBER OF                                     EXERCISE
(SHARES IN THOUSANDS)               GRANT     SHARES           PRICE PER SHARE              PRICE
                                   --------- ---------   ------------------------------  ----------
Balance at December 31, 1995         550      2,748       $  0.018     --    $    17.306   $  0.16
  Additional shares authorized     6,000         --                    --                       --
  Options granted and assumed     (5,672)     5,672          1.250     --         33.879      3.40
  Options exercised                   --       (600)         0.018     --          2.875      0.17
  Options canceled                   526       (526)         0.018     --         33.879      5.25
  Options expired                 (1,056)        --                    --                       --
                                  ------    -------       ------------------------------  --------
Balance at December 31, 1996         348      7,294          0.018     --         33.879      2.33
  Additional shares authorized     6,182        --                     --                       --
  Options granted and assumed     (4,776)     4,776          0.018     --         14.188      5.44
  Options exercised                   --     (1,128)         0.018     --          8.063      1.31
  Options canceled                 1,272     (1,272)         0.018     --         33.879      2.58
  Options expired                   (420)        --                    --                       --
                                  ------    -------       ------------------------------  --------
Balance at December 31, 1997       2,606      9,670          0.018     --         33.879      3.60
  Additional shares authorized     6,896         --                    --                       --
  Options granted and assumed     (6,057)     6,057          0.315     --         52.375     28.64
  Options exercised                   --     (3,630)         0.018     --         44.313      3.34
  Options canceled                 1,741     (1,741)         0.063     --         35.875      6.24
  Options expired                   (245)        --                    --                       --
                                  ------    -------       ------------------------------  --------
Balance at December 31, 1998       4,941     10,356       $  0.018     --    $    52.375  $  17.21
                                  ======    =======       ==============================  ========


   Employee Stock Purchase Plan

   In February 1996 the Company's Board of Directors adopted, and in March 1996 the Company's stockholders approved, the 1996 Employee Stock Purchase Plan (the "ESPP") to provide employees of the Company with an opportunity to purchase Common Stock through payroll deductions. Under the ESPP, 900,000 shares of Common Stock have been reserved for issuance, subject to anti-dilution adjustments. The ESPP became effective in December 1996. The Board of Directors has the authority to determine the duration of offering periods, up to a maximum of 24 months. Eligible employees may participate in the ESPP by authorizing payroll deductions of an amount determined by the Board of Directors. The amount of authorized payroll deductions may not be less than 2% nor more than 10% of an employee's compensation, not to exceed $21,250 per year. Amounts withheld are applied at the end of every six-month accumulation period to purchase shares of Common Stock, but not more than the number of shares as the Board of Directors shall determine.

   Participants may withdraw their contributions at any time prior to fifteen days before the stock is purchased, and such contributions will be returned to the participants without interest. The purchase price is equal to 85% of the lower of (i) the fair market price of the Company's Common Stock on the offering date of the applicable period or (ii) the fair market price of the Company's Common Stock on the purchase date. As of December 31, 1998 and 1997, 165,000 and 55,000 shares respectively, had been purchased under the ESPP.

Included in the accrued compensation at December 31, 1998 and 1997, the Company has accrued $1.2 million and $329,000, respectively for employee contributions under the ESPP. At December 31, 1998, 680,000 shares of Common Stock were reserved for future purchases under the ESPP.

   Accounting for Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock plans granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions:

                                                  YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                               1998         1997        1996
                                             --------     --------   ---------
Average risk-free interest rate                 5.1%        6.1%          5.9%
Average expected life (in years)                3.0         3.0           4.5
Volatility (1)                                  106%         75%           75%

(1) Options granted prior to the Company's initial public offering and by non-public companies prior to their merger with Excite were valued using the minimum value method.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

                                                          YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 1998         1997        1996
                                                   ----------- -----------  -----------
Net loss:
  As reported                                      $  (36,974) $  (41,392)  $  (43,117)
  Pro forma                                        $  (79,494) $  (48,681)  $  (44,104)

Basic and diluted net loss per share:
  As reported                                      $    (0.78) $    (1.47)  $    (2.38)
  Pro forma                                        $    (1.67) $    (1.73)  $    (2.43)

   The weighted average fair value of options granted during 1998, 1997 and 1996 was approximately $21.99, $2.81 and $1.77 per share, respectively, and was approximately $7.42 and $3.87, respectively, for shares granted under the ESPP in 1998 and 1997.

   The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                    ---------------------------------------------  --------------------------
                                 WEIGHTED-AVERAGE
                        NUMBER       REMAINING       WEIGHTED-        NUMBER        WEIGHTED-
RANGE OF             OUTSTANDING  CONTRACTUAL LIFE    AVERAGE       EXERCISABLE     AVERAGE
EXERCISE PRICES     (IN THOUSANDS)  (IN YEARS)     EXERCISE PRICE (IN THOUSANDS) EXERCISE PRICE
---------------     ------------- ---------------  -------------- -------------  -------------
$ 0.018-$ 0.220       1,014             7.5            $ 0.16          362          $  0.13
$ 0.290-$ 2.875         500             7.8            $ 1.41          148          $  1.46
$ 2.938-$ 4.375       1,699             8.0            $ 3.39          329          $  3.38
$ 4.500-$10.063       1,427             8.4            $ 6.81          292          $  6.24
$10.969-$14.938         568             8.9            $12.70           88          $ 12.17
$18.750-$28.250       2,614             9.3            $23.90          106          $ 23.79
$28.907-$43.625       2,208             9.6            $34.52           89          $ 34.45
$44.313-$52.375         326             9.8            $49.13            5          $ 45.36
                     ------             ---            ------        -----          -------
$ 0.018-$52.375      10,356             8.8            $17.21        1,419          $  7.10
                     ======             ===            ======        =====          =======

   Employee Benefit Plan

   The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 15% or $10,000 per year, whichever is less) of their pretax earnings up to the Internal Revenue Service's annual contribution limit. All full time employees on the United States payroll of the Company are eligible to participate in the Plan. The Company is not required to contribute to the Savings Plan and has made no contributions to the Savings Plan since its inception.

9.      INCOME TAXES

   Due to operating losses and the inability to recognize an income tax benefit therefrom, there is no provision for income taxes for 1998, 1997 or 1996.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                        --------------------------------
(IN THOUSANDS)                                             1998       1997       1996
                                                        ---------  ---------  ---------
Net operating loss carryforwards                        $  53,000  $  29,160  $  15,200
Research credits                                            1,900        910        400
Acquired intangible assets                                  5,700      5,670      1,865
Depreciation                                                4,300      1,730        390
Capitalized research & development expenses                 1,100         --         --
Other                                                       2,300        710      1,345
                                                        ---------  ---------  ---------
   Total deferred tax assets                            $  68,300  $  38,180  $  19,200
Valuation allowance for deferred tax assets               (68,300)   (38,180)   (19,200)
                                                        ---------  ---------  ---------
   Net deferred tax assets                              $      --  $      --  $      --
                                                        =========  =========  =========

   Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $30.1 million and $19.0 million during the years ended December 31, 1998 and 1997, respectively. Approximately $26.0 million of the valuation allowance at December 31, 1998 is attributable to stock option deductions, the benefit of which will be credited to paid in capital when realized.

   As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $143.4 million and $71.0 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2009 through 2013, and the state net operating loss carryforwards will expire at various dates beginning in 1999 through 2003. As of December 31, 1998 the Company also had federal and California research and development credit carryforwards of approximately $1.0 and $1.4 million, respectively. The federal credits will expire in 2009 through 2013 if not utilized.

   Utilization of the net operating losses and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before full utilization.

10.     JOINT VENTURES

   Excite Japan

   In October 1997, the Company and Itochu Corporation and certain affiliated entities (collectively "Itochu") entered into a joint venture agreement with respect to the Company's wholly-owned subsidiary, Excite Japan, Co. Ltd. ("Excite Japan") in order to provide Web based information services to the Japanese market. The Company intends to retain a 50% equity interest in Excite Japan. Advertising sales responsibilities will be assumed by CTC Create Corporation, a wholly-owned subsidiary of Itochu Corporation. The joint venture agreement with respect to Excite Japan obligates Excite and Itochu to make capital contributions in the aggregate amount of $10.0 million by March 31, 1999. Itochu loaned Excite $5.0 million (see Note 6) in 1997 in order to fund Excite's capital contributions. As of December 31, 1998 and 1997 Excite had invested $4.9 million and $168,000, respectively, in the joint venture, and had recognized 50% of the losses through December 31, 1998 and 1997 totaling $2.1 million and $477,000. Condensed financial information of Excite Japan has not been presented as its operating results and financial position are not material to the consolidated financial statements of the Company.

   Excite Italia

   In August 1998, the Company and Telecom Italia S.p.A. ("Telecom Italia") entered into a joint venture agreement to form Excite Italia BV ("Excite Italia"). The new company, Excite Italia, which is owned 50% by Excite and 50% by Telecom Italia, will program certain portions of www.tin.lit, the Internet site of TIN, a division of Telecom Italia and one of Italy's Internet access providers, as well as provide an Italian language search directory service under the Excite brand. Telecom Italia has committed to provide the initial start-up capital for the venture, while Excite will provide the core technology, related services and brand name. The cash contributed by Telecom Italia to Excite Italia is in the form of a loan and is capped at approximately 10.5 billion Lira. Excite will account for its interest in the joint venture under the equity method.

   Excite Asia Pacific

   In August 1998, the Company and LibertyOne Limited ("LibertyOne") entered into a joint venture agreement to form Excite Asia Pacific Pty Ltd ("Excite Asia Pacific"). The new company, Excite Asia Pacific, is owned 50% by Excite and 50% by LibertyOne and will build an Excite branded, advertising and commerce supported Web portal for the Australian and the Asia-Pacific Internet markets. LibertyOne will contribute a total of 10.0 million Australian Dollars for a 50% equity ownership in Excite Asia Pacific. Excite will provide the core technology, related services and brand name for the remaining 50% equity ownership in Excite Asia Pacific. Excite will account for its interest in the joint venture under the equity method.

   Excite UK

   In January 1999, the Company and British Telecom Holdings Ltd ("BT") entered into a joint venture agreement whereby BT purchased 50% of the shares of Excite UK Ltd, that had been a wholly-owned subsidiary of the Company. The new joint venture company, which will continue to be known as Excite UK Ltd., will be owned 50% by the Company and 50% by BT, and will continue to provide an Excite branded, advertising and commerce supported Web portal for the market in the United Kingdom. BT will contribute a total of 6,250,000 Pounds Sterling. Excite will contribute the core technology, related services and brand name. Excite will account for its interest in the joint venture under the equity method.

11.     SEGMENT INFORMATION

   The Company operates in the Internet navigation industry and the Internet ad serving and targeting business segments. Prior to the merger with MatchLogic, which began operations in May 1997, the Company operated only in the Internet navigation industry. The Company's management has determined the operating segments based upon how the business is managed and operated. MatchLogic, which provides Internet ad serving and targeting services, operates as an independent subsidiary of the Company with its own sales force, research and development and operations departments.

   Information by Operating Segment:

                                                              INTERNET        AD SERVING
(IN THOUSANDS)                                               NAVIGATION      & TARGETING        TOTAL
                                                             ----------      -----------     -----------
Year ended December 31, 1998
Operating information:
  Revenues from external customers                            $ 125,115       $  28,990       $ 154,105
  Gross profit                                                $  99,466       $  25,566       $ 125,032
  Distribution license fees and data acquisition costs        $  14,899       $   6,824       $  21,723
  Segment operating loss                                      $ (28,698)      $  (4,919)      $ (33,617)

Balance sheet information at December 31, 1998:
  Total assets                                                $ 205,662       $  15,011       $ 220,673

Year ended December 31, 1997
Operating information:
  Revenues from external customers                            $  50,151       $   3,963       $  54,114
  Gross profit                                                $  29,542       $   3,537       $  33,079
  Distribution license fees and data acquisition costs        $   7,615       $   1,750       $   9,365
  Segment operating loss                                      $ (29,870)      $ (10,931)      $ (40,801)

Balance sheet information at December 31, 1997:
  Total assets                                                $  73,430       $   3,263       $  76,693

   Information by Geographic Area:

                                                         YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------
(IN THOUSANDS)                                      1998            1997           1996
                                                 ---------       ---------       ---------
Revenues:
  United States operations
    United States customers                      $ 149,880       $  52,086       $  14,721
    International customers                            211             831              36
                                                 ---------       ---------       ---------
                                                   150,091          52,917          14,757

  International operations:
    International customers                          4,014           1,197              --
                                                 ---------       ---------       ---------
      Total revenues                             $ 154,105       $  54,114       $  14,757
                                                 =========       =========       =========

Operating loss:
  United States operations                       $ (31,296)      $ (37,405)      $ (43,989)
  International operations                          (2,321)         (3,396)           (129)
                                                 ---------       ---------       ---------
      Total operating loss                       $ (33,617)      $ (40,801)      $ (44,118)
                                                 =========       =========       =========


                                                               DECEMBER 31,
                                                  -------------------------------------
(IN THOUSANDS)                                       1998          1997          1996
                                                  ---------      --------      --------
Long-lived assets:
  United States operations                        $  72,074      $ 21,258      $ 20,958
  International operations                               81           313            --
                                                  ---------      --------      --------
                                                  $  72,155      $ 21,571       $20,958
                                                  =========      ========      ========

Total assets:
  United States operations                        $ 217,789      $ 75,588      $ 47,668
  International operations                            2,884         1,105            30
                                                  ---------      --------      --------
                                                  $ 220,673      $ 76,693      $ 47,698
                                                  =========      ========      ========

12.  RELATED PARTY TRANSACTIONS

    Intuit

   In June 1997, the Company sold 5,800,000 shares of the Company's Common Stock to Intuit at a price of $6.75 per share. Proceeds from this offering were approximately $38.4 million net of offering costs. Also in June

1997, the Company entered into a Joint Activities Agreement with Intuit. Under this agreement, Intuit became the exclusive provider and aggregator of financial content on all of Excite's services, and Excite became the exclusive search and navigation service featured in the U.S. versions of Intuit's Quicken, Quickbooks and TurboTax products. Under this agreement, the two companies share certain revenues and expenses at varying amounts throughout the seven year term of this agreement. For the years ended December 31, 1998 and 1997 the Company recorded approximately $8.3 million and $1.5 million due to Intuit under this agreement, of which approximately $5.1 was unpaid as of December 31, 1998.

   The Company borrowed $50.0 million from Intuit, which is a principal stockholder of the Company, in April 1998 to fund a portion of the Company's cash payment obligation to Netscape under the Netcenter Agreement. The loan bore interest at 5.9% per annum and was due no later than October 30, 1998. In June 1998, the Company repaid the loan in full, plus interest of approximately $410,000, with proceeds from the Company's public offering, which closed in June 1998. See Note 7.

    America Online

   In November 1996, the Company entered into a five-year distribution agreement with America Online which expires in November 2001 under which a co-branded version of the Excite search and directory service, AOL NetFind Powered by Excite, is designated as the exclusive Web search and directory service for the AOL service for an initial two-year period ending in November 1998. In 1998, the exclusive period was extended by AOL beyond the initial two-year term through December 31, 1999. If the exclusive period is not extended by AOL beyond December 31, 1999, the co-branded service would become the "default" search and directory service of AOL. Excite will also advertise AOL's service on Excite and AOL will pay a commission to the Company for new AOL subscribers referred from these advertisements. The Company is also required to satisfy certain technical, product feature and editorial criteria. Revenues associated with this agreement for the year ended December 31, 1998 was $4.8 million. Revenues and expenses associated with this agreement for the years ended December 31, 1997 and 1996 were not material.

   Notes Receivable from an Officer

   In 1998, the Company provided an officer of the Company a loan option for $750,000. In December 1998, the officer exercised this loan option and borrowed $675,000 from the Company. This note receivable bears interest at 4.4% compounded quarterly and is secured by the officer's stock options of the Company. This note receivable is due upon the earlier of the following events: at the end of the officer's third year of employment with the Company (August
2001); the fair value of the stock option falls below $750,000; or if employment with the Company is terminated for any reason. At December 31, 1998, the outstanding $675,000 note receivable is included in other current assets. Accrued interest as of December 31, 1998 was not material.

   Other Related Party Transactions

   In December 1998, MatchLogic, a wholly-owned subsidiary of Excite, invested in a small company that collects and provides user profiles. MatchLogic contributed targeting technology in exchange for an ownership of 19% in the company. Revenues associated with providing clickstream data and anonymous profiles to the Company for the year ended December 31, 1998, was $3.5 million. This amount was paid in full to the Company in December 1998.

13.     NETSCAPE AGREEMENT

   In April 1998, the Company and Netscape entered into a two-year agreement (the "Netcenter Agreement") with respect to Netscape's "Netcenter" online service. Under the Netcenter Agreement, the Company will provide programming and content for the Co-Branded channels to be offered on Netscape's Netcenter online service and will develop a Web search and directory service for Netscape (collectively, the "Co-Branded Services"). In addition, the Company's Classifieds2000 service will be featured as the provider of classified advertising (excluding career and job posting classified ads) for the Netcenter service. The Company will also be featured as a "premier provider" on the "Net Search" of Netscape's site and will also be similarly featured on the Netcenter Widget Tool. The Company will be responsible for advertising sales for, and will pay to Netscape a percentage of advertising revenues generated from, the Co-Branded Netcenter channels, the search service and the directory service, and will also be required to make payments based upon the amount of traffic generated from the Net Search page and the Netcenter Widget Tool. The Company has paid a total of $70.0 million as a prepayment of its obligations under the Netcenter Agreement. In addition, the Company has issued a warrant to Netscape to purchase 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million. The original fair value assigned to the warrants was $16.1 million.

    In the second quarter of 1998 the Company capitalized $29.3 million as Prepaid Distribution Fees and charged $56.8 million to operations as a non-recoverable portion of the prepayment to Netscape. The Company had previously concluded that there was no reasonable basis to assume a probable recovery of the value of the prepayment and warrants issued to Netscape. Specifically, the Company had developed a valuation model to calculate the anticipated incremental net revenues that would be earned from the Netcenter Agreement over its term of two-years. This model determined that an amount of $56.8 million was not expected to be recovered from anticipated future revenue streams. Accordingly, the Company expensed this amount in its originally reported June 30 1998 operating results.

    After discussions with the Staff of the Securities and Exchange Commission, the Company revised the original accounting for this transaction and increased the fair value of the warrants issued to Netscape by $3.8 million. The total consideration of $89.9 million has been capitalized as Prepaid Netscape Distribution Costs and Trademarks. The amount capitalized represents the amount of the sum of the prepayments ($70.0 million) and the revised valuation of the warrants issued ($19.9 million) from the Netcenter Agreement. The $89.9 million, representing the combined value of marketing and distribution rights, trademarks and other exclusive rights, which extend over the term of the Netcenter Agreement, will be recognized ratably over the term of the agreement as distribution services are received, commencing with the launch of the service in June 1998. Prepaid Netscape Distribution Costs and Trademarks consists of the following:


                                                             CAPITALIZED    AMORTIZATION
                                                            AMOUNTS AS OF JUNE 1, 1998 TO  BALANCE AS OF
                                                               APRIL 30      DECEMBER 31,  DECEMBER 31,
(IN THOUSANDS)                                                   1998            1998         1998
                                                              ----------      ----------    ----------
Prepaid distribution license fees and data acquisition costs  $   29,285      $    (5,776)  $    23,509
Prepaid Netscape service                                          50,591          (14,757)       35,834
Prepaid trademark license                                         10,000           (2,916)        7,084
                                                               ----------      ----------    ----------
                                                              $   89,876      $   (23,449)   $   66,427
                                                              ==========      ===========    ==========


    During the year ended December 31, 1998, the Company amortized $23.5 million to operations. The $23.5 million charge to operations is as follows: $5.8 million is included in Distribution License Fees and Data Acquisition Costs and $17.7 million is reported separately as Amortization of Prepaid Netscape Service.

    In July 1998, Netscape exercised a portion of the warrant issued under the Netcenter Agreement and paid approximately $5.9 million to purchase 200,000 shares of the Company's Common Stock.

14.     OTHER SIGNIFICANT AGREEMENTS

   In April 1996, Excite and McKinley each entered into agreements with Netscape under which they were each designated as one of five "premier providers" of search and navigation services accessible from the "Net Search" button on the Netscape home page. These agreements provided that the "premier provider" status was established for one year from April 1, 1996, in exchange for which the Company made payments in cash and delivery of advertising impressions totaling $10.0 million over the course of the year. These contracts were subsequently extended to April 30, 1997.

   In March 1997, the Company entered into an agreement to continue the premier provider arrangement for the Excite brand, and a marquee provider agreement for the WebCrawler brand covering the period from May 1, 1997 through April 30, 1998. Under the terms of these agreements, the Company was committed to make minimum payments of $8.25 million in exchange for a guaranteed number of impressions. Of the $8.25 million minimum, a portion was being applied towards advertising by Netscape on the Excite Network over the one year term of the agreements based upon delivery of such advertisements, with the remainder being paid in cash at intervals over the term of the agreements.

   In June 1997, the Company entered into a Co-Marketing Services Agreement and a Trademark License Agreement with Netscape. Under these agreements, the Company is responsible for the programming, production, operations and advertising sales of "International Netscape Guide by Excite", a new service being made available in Australia, France, Germany, Japan and the United Kingdom. In connection with these agreements, the Company made a payment of $4.0 million to Netscape in July 1997, which is being amortized over the terms of these agreements to distribution license fees expense. At December 31, 1998, the unamortized portion of this payment of $2.5 million was included in other assets.

15.     LITIGATION

    On November 18, 1996, Kristine Paaso and Laura Lindsey filed a complaint in the California Superior Court, Santa Clara County, against the Company and certain of its founders alleging breach of an alleged oral agreement, breach of fiduciary duty and fraud. The plaintiffs allege that they participated in the creation of the Company's business plan and were entitled to participate as officers and stockholders of the Company. The complaint seeks an unspecified amount of damages, including punitive damages. In February 1998, the Court granted the Company a motion for summary judgment to this complaint and entered judgment in favor of the Company and the individual defendants on all claims. The plaintiffs have subsequently filed a notice of appeal from the judgment. The Company intends to continue to defend this action vigorously. It may not be possible to ascertain the definitive outcome of this litigation at this time, an unfavorable outcome may have an adverse effect on the Company's business, results of operations and financial condition.

   The Company is also subject to other legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect the financial position, results of operations or liquidity of the Company. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact may be material. Furthermore, any litigation, regardless of the outcome, may have an adverse impact on the Company's results of operations as a result of defense costs, diversion of management resources, and other factors.

16.     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                           ------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                      MAR. 31    JUN. 30    SEP. 30     DEC. 31
                                                          ---------  ---------  ---------   --------
1998:
Revenues                                                    $23,001    $33,005    $44,004    $54,095
Cost of revenues:
    Hosting costs                                             2,788      3,667      4,447      5,259
    Royalties and other cost of revenues                      2,806      2,792      3,277      4,037
                                                          ---------  ---------  ---------   --------
        Total cost of revenues                                5,594      6,459      7,724      9,296
Gross profit                                                 17,407     26,546     36,280     44,799
Operating expenses:
    Research and development                                  5,900      7,291      8,151      7,863
    Sales and marketing                                      10,074     14,918     16,294     21,086
    Distribution license fees and data acquisition costs      3,986      5,179      5,664      6,894
    General and administrative                                2,756      3,928      4,264      5,625
    In-process technology                                        --      6,200         --         --
    Merger and acquisition related costs, including
      amortization of goodwill and other purchased
      intangibles                                               977      1,920      1,177        829
    Amortization of prepaid Netscape service                      -      2,525      7,574      7,574
                                                          ---------  ---------  ---------   --------
        Total operating expenses                             23,693     41,961     43,124     49,871
Operating loss                                               (6,286)   (15,415)    (6,844)    (5,072)
Interest income                                                 397        385        420        418
Interest expense and other                                     (591)    (1,034)      (561)      (657)
Equity share of losses of affiliated company                   (479)      (551)      (614)      (490)
                                                          ---------  ---------  ---------   --------
Net loss                                                  $  (6,959) $(16,615)  $  (7,599)   $(5,801)
                                                          =========  ========   =========    =======
Basic and diluted net loss per share                      $   (0.17) $  (0.36)  $   (0.15)   $ (0.11)
                                                          =========  ========   =========    =======
Shares used in computing net loss per share                  41,450    46,600      50,339     51,511
                                                          =========  ========   =========    =======


                                                                       THREE MONTHS ENDED
                                                              ------------------------------------------
                                                               MAR. 31   JUN. 30     SEP. 30    DEC. 31
                                                              --------   --------   --------   --------
1997:
Revenues                                                      $  7,515   $ 10,089    $15,962   $ 20,548
Cost of revenues:
    Hosting costs                                                1,852      1,684      2,518      2,532
    Royalties and other cost of revenues                           540        556      1,145      1,994
    Amortization of purchased technology                         2,399      1,938      1,939      1,938
                                                              --------   --------   --------   --------
        Total cost of revenues                                   4,791      4,178      5,602      6,464
Gross profit                                                     2,724      5,911     10,360     14,084
Operating expenses:
    Research and development                                     3,066      3,617      4,332      5,679
    Sales and marketing                                          6,281      7,199      7,858     10,671
    Distribution license fees and data acquisition costs            30      1,707      3,216      4,412
    General and administrative                                   1,289      1,843      2,837      3,508
    In-process technology                                           --      2,346         --         --
    Merger and acquisition related costs, including
      amortization of goodwill and other purchased
      intangibles                                                  953        463        530      2,043
                                                              --------   --------   --------   --------
        Total operating expenses                                11,619     17,175     18,773     26,313
Operating loss                                                  (8,895)   (11,264)    (8,413)   (12,229)
Interest income                                                    230        136        512        425
Interest expense and other                                        (119)      (248)      (348)      (702)
Equity share of losses of affiliated company                        --         --         --       (477)
                                                              --------   --------   --------   --------
Net loss                                                      $ (8,784)  $(11,376)   $(8,249)  $(12,983)
                                                              ========   ========   ========   ========
Basic and diluted net loss per share                          $  (0.37)  $  (0.46)   $ (0.27)  $  (0.39)
                                                              ========   ========   ========   ========
Shares used in computing net loss per share                     23,598     24,686     31,104     33,231
                                                              ========   ========   ========   ========

1996:
Revenues                                                      $  1,374   $  2,816    $ 4,049   $  6,518
Cost of revenues:
    Hosting costs                                                  246        413      1,015      1,622
    Royalties and other cost of revenues                           143         14        150        360
    Amortization of purchased technology                            --         --         --        186
                                                              --------   --------   --------   --------
        Total cost of revenues                                     389        427      1,165      2,168
Gross profit                                                       985      2,389      2,884      4,350
Operating expenses:
    Research and development                                     1,376      2,109      2,038      2,507
    Sales and marketing                                          2,489      3,203      6,304      9,107
    Distribution license fees and data acquisition costs         1,625     10,000        253         --
    General and administrative                                   1,141      2,782      1,753      1,405
    In-process technology                                           --         --         --      3,500
    Merger and acquisition related costs, including
      amortization of goodwill and other purchased
      intangibles                                                   --         73      2,292        769
                                                              --------   --------   --------   --------
        Total operating expenses                                 6,631     18,167     12,640     17,288
Operating loss                                                  (5,646)   (15,778)    (9,756)   (12,938)
Interest income                                                     30        491        513        376
Interest expense and other                                         (28)      (121)      (111)      (149)
                                                              --------   --------   --------   --------
Net loss                                                      $ (5,644)  $(15,408)   $(9,354)  $(12,711)
                                                              ========   ========   ========   ========
Basic and diluted net loss per share                          $  (1.35)  $  (0.68)   $ (0.41)  $  (0.55)
                                                              ========   ========   ========   ========
Shares used in computing net loss per share                      4,170     22,637     22,786     23,011
                                                              ========   ========   ========   ========

17.     SUBSEQUENT EVENTS (UNAUDITED)

    At Home Merger


   On January 19, 1999, Excite, At Home Corporation ("At Home"), an Internet service provider aimed at broadband cable subscribers, and Countdown Acquisition Corporation entered into a definitive Agreement and Plan of Reorganization (the "Merger Agreement"). Pursuant to the Merger Agreement, Excite will become a wholly-owned subsidiary of At Home. At the effective time of the Merger, all outstanding shares of Excite's Capital Stock will be exchanged for shares of At Home's Series A Common Stock, and options and warrants to purchase Excite's Capital Stock will be exchanged for options or warrants, as applicable, to purchase shares of At Home's Series A Common Stock. Each share of Excite's Common Stock will be exchanged for 1.041902 shares of At Home's Series A Common Stock. The exercise price and number of shares of Excite's Capital Stock subject to Company options or warrants, will be appropriately adjusted to reflect the exchange ratio. Any outstanding convertible debt at the effective time of the Merger, will thereafter be convertible into the number of shares of At Home's Series A Common Stock to which a holder of Excite's Common Stock would have been entitled to receive if the holder had converted the convertible debt into Excite's Common Stock prior to the Merger. The transaction is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

   In connection with the execution of the Merger Agreement, Excite and At Home entered into a Stock Option Agreement (the "Stock Option Agreement"), pursuant to which Excite granted to At Home an option to purchase up to 19.9% of the outstanding shares of Excite's Common Stock, which is exercisable upon the occurrence of certain events specified in the Stock Option Agreement.

   The Merger, which is expected to close in the second quarter of 1999, is subject to various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approval of the Excite's and At Home's stockholders.

   Excite may be required to pay a substantial termination fee if the Merger Agreement is terminated for certain specific reasons. Excite has filed the Merger Agreement with the Securities and Exchange Commission on January 20, 1999 under its Report on Form 8-K.

    Netscape Warrant Exercise

In January and February 1999, Netscape exercised a portion of the warrant issued under the Netcenter Agreement and paid approximately $19.1 million to purchase 646,158 shares of the Company's Common Stock.

    Related Party Transaction

    In January 1999, AOL sold approximately 4,900,000 shares of Excite Common Stock. As a result, of this sale, AOL ceased to be the beneficial owner of more than five percent of Excite's Common Stock on that date.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Company will have filed its definitive proxy statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the directors of the Company is set forth under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") in connection with the Annual Meeting of Stockholders to be held in June 1999. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers of the Registrant." Information relating to compliance with Section 16(a) of the securities Exchange Act of 1934 is set forth under the caption "Executive Compensation and Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to certain relationships and related transactions is set forth under the caption "Executive Compensation-Certain Transactions" in the Proxy Statement. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Upon written request, the Company will provide, without charge, a copy of this Report on Form 10-K, including the consolidated financial statements and any exhibits for the Company's most recent fiscal year. All requests should be sent to:

    Excite, Inc.
    Investor Relations
    555 Broadway
    Redwood City, CA  94063
    (650) 568-6000

(a) 1. List of Financial Statements.

    Report of Independent Auditors.
    Consolidated balance sheets at December 31, 1998.
    Consolidated statements of operations for the three years ended December 31,
      1998.
    Consolidated statements of stockholders' equity (net capital deficiency) for the three years ended December 31, 1998.
    Consolidated statements of cash flows for the three years ended December 31,
      1998.
    Notes to consolidated financial statements, which includes quarterly financial data (unaudited).

    2. Financial Statement Schedule.

    Schedule II valuation accounts for the three years ended December 31, 1998.

    All other financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or notes thereto.

    3. List of Exhibits.

    The exhibits filed as part of this Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K.

    On October 19, 1998, the Company filed a Form 8-K under Item 5 which amended the Company's Current Report on Form 8-K originally filed on May 19, 1998 announcing its results of operations for the 30 day period subsequent to its acquisition of Classifieds2000, Inc. on April 1, 1998.

    On October 20, 1998, the Company filed a From 8-K under Item 5 announcing its financial results for the three and nine months ended September 30, 1998.

    On October 22, 1998, the Company filed a Form 8-K under Item 5 announcing the approval of a Stockholders Rights Plan.


(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EXCITE, INC.

Date:  February 8, 1999            By:/s/ ROBERT C. HOOD
                                      ----------------------------------------
                                      ROBERT C. HOOD
                                      Executive Vice President, Chief
                                      Administrative Officer and Chief Financial
                                      Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                                TITLE                            DATE
--------------------------------    ----------------------------------      ----------------
PRINCIPAL EXECUTIVE OFFICERS:


/s/ GEORGE BELL                     Chief Executive Officer and             February 8, 1999
--------------------------------    Director
George Bell


PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER:


/s/ Robert C. Hood                  Executive Vice President, Chief         February 8, 1999
--------------------------------    Administrative Officer and Chief
Robert C. Hood                      Financial Officer


ADDITIONAL DIRECTORS:

/s/ JOSEPH R. KRAUS                 Senior Vice President and Director      February 8, 1999
--------------------------------
Joseph R. Kraus


/s/ VINOD KHOSLA                    Director                                February 8, 1999
--------------------------------
Vinod Khosla


/s/ JEFFREY BERG                    Director                                February 8, 1999
--------------------------------
Jeffrey Berg


/s/ GEOFFREY Y. YANG                Director                                February 8, 1999
--------------------------------
Geoffrey Y. Yang

SCHEDULE II

                                  EXCITE, INC.

                               VALUATION ACCOUNTS
                                 (IN THOUSANDS)

                                      BALANCE AT                            BALANCE
                                      BEGINNING                            AT END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS:      OF PERIOD     EXPENSE   WRITE-OFFS     PERIOD
--------------------------------      ----------    --------  ----------   ---------
December 31, 1998                      $  1,120     $  2,772   $(2,470)    $  1,422
                                       ========     ========   ========    ========
December 31, 1997                      $    670     $  1,370   $  (920)    $  1,120
                                       ========     ========   ========    ========
December 31, 1996                      $      -     $  1,299   $  (629)    $    670
                                       ========     ========   ========    ========

                                INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
 2.01     Agreement and Plan of Reorganization dated as of August 7, 1996 by and among the Registrant, Excite Acquisition Corporation, The McKinley
          Group, Inc., Isabel Maxwell, Christine Maxwell, David Hayden, Roger
          Malina and Daniel Lynch, which is incorporated herein by reference to the Registrant's Report on Form 8-K (File No. 000-28064) filed with the Securities and Exchange Commission, or the "Commission", on
          September 12, 1996.

 2.02     Agreement of Merger dated as of August 30, 1996 by and between Excite
          Acquisition Corporation and the McKinley Group, Inc., which is incorporated herein by reference to the Registrant's Registration
          Statement on Form 8-K (File No. 000-28064) filed with the Commission on September 12, 1996.

 2.03 Agreement and Plan of Reorganization dated as of October 30, 1997 by and among the Registrant, Excite Merger Corporation, Netbot, Inc. and certain stockholders of Netbot, Inc., which is incorporated herein by reference to the Registrant's Registration Statement Form 8-K (File
          No. 000-28064) filed with the Commission on December 4, 1997.

 2.04 Agreement and Plan of Reorganization dated as of January 15, 1998 by and among the Company, XCite Acquisition Corporation, Matchlogic, TL
          Ventures III, L.P., TL Ventures III Offshore, TL Ventures III
          Interfund L.P., Sequel Limited Partnership, Sequel Euro Limited
          Partnership, Internet Capital Group, L.L.C., Data Strategies, Inc., and Gary Anderson, which is incorporated herein by reference to the Registrant's Report on Form 8-K (File No. 000-28064), filed with the
          Commission on February 17, 1998.

 2.05 Agreement and Plan of Reorganization dated as of March 31, 1998 by and among the Registrant, Excite 2000 Acquisition Corporation,
          Classifieds2000, Inc., Sani El-Fishway and Karim El-Fishway, which is incorporated herein by reference to the Registrant's Registration
          Statement on Form 8-K (File No. 000-28064) filed with the Commission on April 17, 1998.

 2.06 Agreement and Plan of Merger for the reincorporation into Delaware dated August 27, 1998, which is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-28064) filed with the Commission on November 13, 1998.

 3.01 Certificate of Amendment to Restated Articles of Incorporation, which is incorporated herein by reference to the Registrant's Registration
          Statement on Form S-8 (File No. 333-59329) filed with the Commission on July 17, 1998.

 3.02 Amended and Restated Articles of Incorporation, dated June 11, 1998, which is incorporated herein by reference to the Registrant's Report on Quarterly (File No. 000-28064) filed with the Commission on November 13, 1998.

 3.03 Amended Bylaws dated June 11, 1998, which is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No.
          000-28064) filed with the Commission on November 16, 1998.

 4.01 Form of Specimen Certificate for Registrant's Common Stock, which is incorporated herein by reference to the Registrant's Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (File No.
          333-2328-LA) filed with the Commission on March 29, 1996.

 4.02 Restated and Amended Investors' Rights Agreement, which is incorporated herein by reference to the Registrant's Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (File No.
          333-2328-LA) filed with the Commission on March 29, 1996.

 4.03 Amendment to Restated and Amended Investors' Rights Agreement dated as of August 1, 1996, which is incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-22669) filed with the Commission on March 3, 1997.

 4.04 Amendment to Restated and Amended Investors' Rights Agreement dated as of November 25, 1996, which is incorporated herein by reference to the Registrant's Annual Report on Form 10-K (File No. 000-28064) filed with the Commission on March 31, 1997.

 4.05 Registration Rights Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and AOL Ventures, Inc., which is incorporated herein by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-22669) filed with the
          Commission on March 3, 1997.

 4.06 Voting Agreement dated as of November 25, 1996 by and among the Registrant and certain of its shareholders, which is incorporated herein by reference to the Registrant's Annual Report on Form 10-K
          (File No. 000-28064) filed with the Commission on March 31, 1997.

 4.07 Letter Agreement dated as of November 25, 1996 by and among certain shareholders of the Registrant, which is incorporated herein by reference to the Registrant's Annual Report on Form 10-K (File No.
          000-28064) filed with the Commission on March 31, 1997.

 4.08 Nomination and Observer Rights Agreement dated as of June 25, 1997 between the Registrant and Intuit Inc., which is incorporated herein by reference to the Registrant's Registration Statement on Form S-3
          (File No. 333-32123) filed with the Commission on July 25, 1997.

 4.09     Registration Rights Agreement dated as of June 25, 1997 between the
          Registrant and Intuit Inc., which is incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (File No.
          333-32123) filed with the Commission on July 25, 1997.

 4.10     Right of First Refusal Agreement dated as of June 25, 1997 between the
          Registrant and Intuit Inc., which is incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (File No.
          333-32123) filed with the Commission on July 25, 1997.

 4.11 Amendment to Restated and Amended Investors' Rights Agreement dated as of June 25, 1997 among the Registrant, Institutional Venture Partners
          VI, Institutional Venture Management VI, IVP Founders Fund I, L.P.,
          Kleiner Perkins Caufield & Byers VII, KPCB VII Founders Fund, KPCB
          Information Sciences Zaibatsu Fund II and Intuit Inc., which is incorporated herein by reference to the Registrant's Registration
          Statement on Form S-3 (File No. 333-32123) filed with the Commission on July 25, 1997.

 4.12     Stock Purchase Agreement dated as of June 11, 1997 between the
          Registrant and Intuit Inc., which is incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (File No.
          333-32123) filed with the Commission on July 25, 1997.

 9.01 Voting Trust Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc., AOL Ventures, Inc. and Richard
          Redding, which is incorporated herein by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-22669) filed with the
          Commission on March 3, 1997.

10.01* 1995 Equity Incentive Plan, which is incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No.
          333-2328-LA) filed with the Commission on March 11, 1996.

10.02* 1996 Equity Incentive Plan, as amended on June 16, 1998, which is incorporated herein by reference to the Registrant's Registration
          Statement on Form S-8 (File No. 333-59329) filed with the Commission on July 17,1998.

10.03* 1996 Directors Stock Option Plan, which is incorporated herein by reference to the Registrant's Registration Statement on Form SB-2
          (File No. 333-2328-LA) filed with the Commission on March 11, 1996.

10.04* 1996 Employee Stock Purchase Plan, as amended on June 16, 1998, which is incorporated by reference to the Registrant's Registration
          Statement on Form S-8 (File No. 333-59329) filed with the Commission on July 17,1998.

10.05* 401(k) Plan, which is incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-22669) filed with the Commission on March 3, 1997.

10.06*    Form of Assumed Stock Option Grant Agreement, together with Netbot,
          Inc. 1996 Stock Option Plan and Related Agreements, which is incorporated herein to the Registrant's Registration Statement on Form
          S-8 (File No. 333-41523) filed with the Commission on December 5,
          1997.

10.07*    Form of Assumed Stock Option Grant Agreement, together with
          MatchLogic, Inc. 1997 Equity Compensation Plan and Related Agreements, which is incorporated herein by reference to the Registrant's
          Registration Statement on Form S-8 (File No. 333-46591) filed with the
          Commission on February 19, 1998

10.08 Form of Indemnity Agreement entered into by Registrant with each of its directors, which is incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No.
          333-2328-LA) filed with the Commission on March 11, 1996.

10.09 Bridge Line of Credit Agreement, dated as of February 23, 1996, among the Registrant and Kleiner Perkins Caufield & Byers VII, KPCB VII
          Founders Fund, KPCB Information Sciences Zaibatsu Fund II,
          Institutional Venture Partners VI, Institutional Venture Management VI and IVP Founders Fund I, L.P., and Form of Convertible Promissory Note and Form of Promissory Note, as amended, which is incorporated herein by reference to the Registrant's Registration Statement on Form SB-2
          (File No. 333-2328-LA) filed with the Commission on March 11, 1996.

10.10*    Promissory Note, dated as of February 27, 1996, issued by Graham F.
          Spencer to the Registrant, which is incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No.
          333-2328-LA) filed with the Commission on March 11, 1996.

10.11* Secured Full Recourse Promissory Note, dated as of March 15, 1996, issued by Brett T Bullington to the Registrant, which is incorporated herein by reference to the Registrant's Registration Statement on Form
          S-1 (File No. 333-22669) filed with the Commission on March 3, 1997.

10.12* Stock Pledge Agreement dated as of March 15, 1996 by and between the Registrant and Brett T Bullington, which is incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File
          No. 333-22669) filed with the Commission on March 3, 1997.

10.13*    Offer Letter dated November 30, 1995, as amended, to Brett T
          Bullington, which is incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 (File No.
          333-2328-LA) filed with the Commission on March 11, 1996.

10.14* Offer Letter dated January 16, 1996, as amended, to George Bell, which is incorporated herein by reference to the Registrant's Registration
          Statement on Form SB-2 (File No. 333-2328-LA) filed with the
          Commission on March 11, 1996.

10.15* Offer Letter dated as of November 15, 1996 to Robert C. Hood, which is incorporated herein by reference to the Registrant's Registration
          Statement on Form S-1 (File No. 333-22669) filed with the Commission on March 3, 1997.

10.16* Consulting Agreement dated as of November 19, 1996 by and between the Registrant and Robert C. Hood, which is incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File
          No. 333-22669) filed with the Commission on March 3, 1997.

10.17* Offer Letter dated as of July 18, 1997 to James N. Desrosier, which is incorporated herein by reference to the Registrant's Annual Report on Form 10-K (File No. 000-28064) filed with the Commission on March 31,
          1998.

10.18* Form of standard employment offer letter, which is incorporated herein by reference to the Registrant's Annual Report on Form 10-K (File No.
          000-28064) filed with the Commission on March 31, 1998.

10.19 Office Lease, dated as of January 22, 1996 by and between the Registrant and McCandless land and Cattle Company, which is incorporated herein by reference to the Registrant's Registration
          Statement on Form SB-2 (File No. 333-2328-LA) filed with the
          Commission on March 11, 1996.

10.20#    Net Search Program - Premier Provider Agreement dated as of March 28,
          1996 between the Registrant and Netscape Communications Corporation, which is incorporated herein by reference to the Registrant's
          Amendment No. 3 of the Registrant's Registration Statement on Form
          SB-2 (File No. 333-2328-LA) filed with the Commission on April 3,
          1996.

10.21     Net Search Program - Premier Provider Agreement dated as of March 27,
          1996, and as amended March 27, 1996 and January 21, 1997, between The
          McKinley Group, Inc. and Netscape Communications Corporation, which is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB/A (File No. 000-28064) filed with the Commission on
          February 28, 1997.

10.22 Series D Preferred Stock Purchase Agreement dated as of March 8, 1996 by and among the Registrant and various investors, which is incorporated herein by reference to the Registrant's Amendment No. 2 to the Registration's Registration Statement on Form SB-2 (File No.
          333-2328-LA) filed with the Commission on April 3, 1996.

10.23 Warrant to purchase 650,000 shares of Common Stock dated March 8, 1996 issued to AOL Ventures, Inc., which is incorporated herein by reference to the Registrant's Amendment No. 2 to the Registrant's
          Registration Statement on Form SB-2 (File No. 333-2328-LA) filed with the Commission on April 3, 1996.

10.24 Office Lease, dated as of August 9, 1996, by and between the Registrant and Martin/Campus Associated, L.P., which is incorporated herein by reference to the Registrant's Amendment No. 3 to the Registrant's Registration Statement on Form SB-2 (File No.
          333-2328-LA) filed with the Commission on April 3, 1996.

10.25 Acquisition Agreement dated as of November 25, 1996 by and among the Registrant, America Online, Inc. and Global Network Navigator, Inc., which is incorporated herein by reference to the Registrant's
          Registration Statement on Form S-1 (File No. 333-22669) filed with the
          Commission on March 3, 1997.

10.26#    Premier Provider Services Agreement between the Registrant and
          Netscape Communications Corporation dated as of March 21, 1997, which is incorporated herein by reference to the Registrant's Report on Form
          8-K (File No. 000-28064) filed with the Commission on April 2, 1997.

10.27     Netcenter Services Agreement dated as of April 29, 1998 between the
          Registrant and Netscape Communication Corporation, which is incorporated herein by reference to the Registrant's From 10-Q (File
          No. 000-28064) filed with the Commission on August 14, 1998.

10.28*    Employment Agreement with John Polumbo, President and Chief Operating
          Officer dated August 3, 1998, which is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q (File No.
          000-28064) filed with the Commission on November 16, 1998.

10.29     Form of Assumed Stock Option Grant Agreement, together with
          Classifieds2000, Inc. and Throw, Inc.'s 1996 Stock Option Plan, which is incorporated herein to the Registrant's Registration Statement on Form S-8 (File No. 333-52001) filed with the Commission on May 7,
          1998.

10.30 Office Lease, dated as of May 19, 1998, by and between the Registrant and Martin/Campus Associated, L.P.

10.31     Joint Activities Agreement between the Registrant and Intuit, Inc.

21.01     List of Subsidiaries.

23.01     Consent of Ernst & Young LLP, Independent Auditors.

27.01     Financial Data Schedule for December 31, 1998 (EDGAR version only.)

-------------

*    Indicates a management contract or compensatory plan or arrangement.

# Confidential treatment was ordered or was requested with respect to certain portions of these agreements. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.