Form 10-K/A
period 1998-12-31
EXCITE INC
filed 1999-04-21
CIK 1007297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NO.
                                     EXCITE,INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           77-0378215
            (STATE OR JURISDICTION OF                                 (IRS EMPLOYER
          INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

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

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     As of January 29, 1999, 53,829,408 shares of Common Stock, $0.001 per share par value, of the registrant were outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $5,074,187,064 as of January 29, 1999, based on the closing sale price per share of the registrant's Common Stock as reported on the Nasdaq Stock Market on such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Excite, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders to be held in June 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K/A where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Items 1, 6, 7, and 8 of the Company's Annual Report on Form 10K for the year ended December 31, 1998 are amended to read as follows:

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

THE COMPANY

     Excite was formed in June 1994. Excite first launched its Excite search and directory service in October 1995. In April 1997, Excite launched a channels-based format to provide consumers with an interface that reflects the way they navigate through other forms of media and enables advertisers to more effectively reach target consumers. In April 1998, Excite launched, My Excite Start Page that enables consumers to personalize their home page Web interface and choose the information they want delivered to their personal page, thereby delivering a personalized Web experience for each consumer each time they visit Excite. In addition, Excite acquired Classifieds2000, Inc. in April 1998, which provides consumers using Excite's Classifieds channel with access to a nationwide database of online classified advertisements in a number of categories. Localized versions of Excite are available in Australia, China, France, Germany, Italy, Japan, Sweden, Netherlands and the United Kingdom.

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

     On January 19, 1999, Excite, At Home Corporation, or "At Home", an Internet service provider aimed at broadband cable subscribers, and Countdown Acquisition Corporation, entered into a definitive Agreement and Plan of Reorganization, or the "Merger Agreement". Pursuant to the Merger Agreement, Excite will become a wholly-owned subsidiary of At Home. At the effective time of the Merger, all outstanding shares of Excite's Capital Stock will be exchanged for shares of At Home's Series A Common Stock, and options and warrants to purchase Excite's Capital Stock will be exchanged for options or warrants, as applicable, to purchase shares of At Home's Series A Common Stock. At Home has announced that it intends to effect a 2-for-1 stock split in the future. If this stock split occurs before the merger closes, each Excite Stockholder will receive 2.083804 shares of At Home's Series A Common Stock for each share of Excite Common Stock. Each share of Excite's Common Stock will be exchanged for 1.041902 shares of At Home's Series A Common Stock. The exercise price and number of shares of Excite's Capital Stock subject to Company options or warrants, will be appropriately adjusted to reflect the exchange ratio. Any outstanding convertible debt at the effective time of the Merger, will thereafter be convertible into the number of shares of At Home's Series A Common Stock to which a holder of Excite's Common Stock would have been entitled to receive if the holder had converted the convertible debt into Excite's Common Stock prior to the Merger. The transaction is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

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

EXCITE SERVICES

     Excite's services consist of:

- personalization services, such as My Excite Start Page, a personalized home page which can be customized simply and easily by a consumer to satisfy his or her personal interests.

- navigation, such as Excite Search and Excite Channels, which help consumers more easily find relevant information;

- and community, such as chat, e-mail, bulletin board and instant messaging services, which help consumers connect and communicate.

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

     EXCITE COMMUNITIES. Excite offers a number of services, which allow users to connect and communicate with each other. Excite believes that users who habitually check their e-mail on Excite's Mail or their instant messages on Excite PAL are more likely to visit more frequently, spend more time on the Excite Network and use other Excite services as well. Community-building services, such as Excite Communities, Excite Boards and Excite Chat, allow users to join communities of other users with similar interests or needs, thereby enhancing the user experience within the Excite Network with the goal of improving customer retention.

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

     The following table indicates the average daily number of page views derived each month during 1998, the number of registered users of the Excite Network and the reach of the Excite Network (Excite.com and Webcrawler.com). "Reach" is defined by Media Metrix as the percentage of Internet users who used the Excite Network at least once during the month.

                                                  AVG. DAILY    REGISTERED     EXCITE     WEBCRAWLER
                                                  PAGE VIEWS     USERS(1)     REACH(2)     REACH(2)
                                                  ----------    ----------    --------    ----------
                                                       (IN MILLIONS)                   (%)
FIRST QUARTER OF 1998
January                                              31.6           5.1         19.0         8.5
February                                             36.1           5.7         20.7         7.6
March                                                40.0           6.1         22.0         8.8

SECOND QUARTER OF 1998
April                                                40.9           7.2         23.8         8.7
May                                                  38.9           5.5         23.3         8.8
June                                                 43.6           8.9         22.9         7.3

THIRD QUARTER OF 1998
July                                                 45.3           9.0         23.2         6.1
August                                               45.5          11.8         21.2         5.1
September                                            50.0          12.8         20.7         5.1

FOURTH QUARTER OF 1998
October                                              52.7          14.4         19.8         4.9
November                                             54.6          15.9         20.8         5.7
December                                             57.7          20.0         21.3         4.8

---------------
(1) The fourth quarter registered users include "opt-in" e-mail registrations. See "Matchlogic -- "Opt-in" Electronic-Mail Messaging."

(2) Data is obtained from Media Metrix World Wide Audience Ratings Report home sample.

ADVERTISING AND COMMERCE

     Excite currently derives substantially all of its revenues from the sale of advertisements on the Excite Network through sponsorships, banner advertisements and database and, through its MatchLogic subsidiary, direct marketing arrangements. See MatchLogic below. In the future, Excite also intends to pursue revenues from online transactions.

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

     BANNER ADVERTISEMENTS. Banner advertisements are prominently displayed throughout the Excite Network and as the consumer interacts with the Excite Network, new advertisements are displayed. Excite offers a variety of banner advertising programs that enable advertisers to target their audiences at various levels of market segmentation. Mass market placements deliver general rotation banner advertisements throughout the Excite Network but do not have any particular market segmentation. Targeted advertising is for an audience with a specific content interest on one of Excite's services; these advertisers can target general interest topics such as "sports" or can target advertisements to more specific sub-categories such as "college basketball" or a particular team. Excite charges higher per impression fees for advertising products based upon the specificity of the target audience. Excite's standard rates for advertising range from $24 per thousand impressions, or "CPMs", for general rotation across undifferentiated users, to $170 per thousand impressions for targeted affinity or keyword packages.

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

     DISTRIBUTION. Under the Netcenter Agreement, Excite is featured as a "premier provider" on Netscape's Net Search page and will be similarly featured on the Netcenter Widget Tool accessible from Netscape's Home Page. Excite's services were allocated 25% of the random rotation of premier provider listings from the Net Search page for the two-year term of the Netcenter Agreement, with Excite receiving 25% and 50% of the rotation during the first and second years of the term of the agreement, respectively. Netscape guaranteed that Excite will receive a certain minimum number of impressions from the Net Search page and a certain minimum number of click-throughs from the Netcenter Widget Tool over the term of the Netcenter Agreement. Netscape also guaranteed that the co-branded search service will receive a certain minimum number of impressions and click-throughs, and that the co-branded channels will receive a certain minimum number of initial page views over the term of the Netcenter Agreement. Excite will be responsible for developing, programming and hosting the co-branded services. Excite will also be responsible for selling advertising on the co-branded services. Excite will bear all costs incurred by it in connection with the Netcenter Agreement, without a right of reimbursement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Netscape and Sales and Marketing."

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

     Upon the termination of the Netcenter Agreement, other than a termination in connection with certain acquisitions of or by Netscape, Excite will be obligated to deliver to Netscape certain technology used in connection with the operation, production, development, management and support of the co-branded services for which Excite has granted Netscape a license, or the "Licensed Technology". This license is a perpetual, royalty-free license, including the right to sublicense the Licensed Technology. If Excite elects to terminate the Netcenter Agreement as a result of the proposed acquisition by America Online, Netscape would be required to repay Excite a certain portion of the $70.0 million cash prepayment Excite previously paid to Netscape, as well as reimburse Excite for certain costs and expenses. Excite will be required to provide Netscape certain limited engineering support with respect to the Licensed Technology. In addition, if Netscape believes that Excite's own service, or the content provided by Excite for the Netcenter service, contains material that Netscape deems likely to cause it material harm, and if Excite does not revise such objectionable content in a timely manner, Netscape may terminate the Netcenter Agreement with no obligation to repay any portion of the $70.0 million cash prepayment or to reimburse Excite for any costs or expenses.

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

     "OPT-IN" ELECTRONIC-MAIL MESSAGING. MatchLogic offers an e-mail push program called DeliverE which is an "opt-in" e-mail service. DeliverE gives advertisers the ability to distribute their selling offers and branding messages to highly targeted audiences on the Web via e-mail.

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

     As of December 31, 1998, there were 228 employees on Excite's research and development staff. Excluding charges for purchased in-process technology, research and development costs were $29.6 million, $18.2 million and $8.3 million for the years ended December 31, 1998, 1997, and 1996, respectively. Excite believes that developing new and enhanced services and technology is necessary to remain competitive. Accordingly, Excite intends to continue to make investments in research and development, including developing, licensing or acquiring new technologies.

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

     Excite's marketing goal is to build the brands of the Excite Network and its services into well recognized consumer brands. Excite utilizes a variety of marketing programs, including traditional "off-Web" programs, such as joint marketing programs with strategic partners and television, print, radio and billboard promotions as well as online advertising. In December 1998, Excite launched a national television advertising campaign, which it refers to as the "You Can Too" campaign, designed to raise consumer brand and product benefit awareness.

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

INTERNATIONAL

     Excite believes that there are significant opportunities to leverage the Excite service internationally and offers localized versions of the Excite service in Australia, China, France, Germany, Italy, Japan, Sweden, the Netherlands and the United Kingdom. Excite seeks to enter relationships with business partners who offer content, technology and distribution capabilities, as well as marketing and cross-promotional opportunities internationally. Excite has established the following international relationships.

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

     As a result of Excite's acquisition of MatchLogic in 1998, a portion of its revenues were derived from providing advertisers and advertising agencies with services designed to manage targeted Internet advertising campaigns. This market is also a new and evolving market which is increasingly competitive and in which there are no substantial barriers to entry. MatchLogic competes in this area primarily with CMG Information Services, Inc., and competes indirectly in this area with DoubleClick Inc., which offers Internet advertising solutions for advertisers and Web sites, and NetGravity, Inc. and AdForce, Inc., which provide advertising management software. MatchLogic expects to face competition in this area from additional companies in the future.

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

INTELLECTUAL PROPERTY

     Excite regards its technology as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws, restrictions on disclosure and transferring title and other methods, and has been issued a patent with respect to certain aspects of its searching and indexing technology. Excite has filed three patent applications with respect to other aspects of its technology. These applications may not result in a patent being issued. One of these applications relates to additional features of Excite's search technology. Excite anticipates that a patent will be issued from this application no sooner than the end for the second quarter of 1999. Another application relates to Excite's shopping search technology acquired in connection with the acquisition of Netbot. Excite anticipates that a patent will be issued from this application no sooner than the end of 1999. Excite also has a patent application on file with respect to some of the community technology acquired in the Throw acquisition used in its Excite Communities service. At this time, Excite does not know if a patent will be issued with respect to this technology or if a patent is issued, when it may be issued. Excite does not believe that any of its existing patents or the technologies offered by these patent applications are critical to its current business model.

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

     Excite also licenses from third parties certain of its technologies as well as developing them internally. For example, Excite licenses commercially available technology for many of its internal systems such as accounting and human resources. Excite also licensed other technology for certain features offered on the Excite Network. For example, Excite licensed Software.com's InterMail electronic messaging product during 1998 as part of its electronic mail service and licensed Total Entertainment Networks online game service during 1998. Excite also licensed a variety of content for the Excite Network during 1998. Excite does not believe that any one of these licenses is material to its business as a whole. However, if a license were to terminate or if the licensed software did not function properly, Excite may incur additional expenses by having to obtain replacement licenses, having to integrate the new technology in the Excite Network and causing a diversion of resources from other projects. As it continues to introduce new services that incorporate new technologies, it may be required to license additional technology from others. These third-party technology licenses may not be available on commercially reasonable terms, if at all. If Excite does not obtain any of these technology licenses it may experience delays or reductions in the introduction of new services or may materially and adversely affect the performance of its services until equivalent technology could be identified, licensed and integrated. Any such delays or reductions in the introduction of services or adverse impact on service quality may materially and adversely affect Excite's business.

     During 1998, Excite also entered into the Netcenter Agreement with Netscape, which provides for the license of Excite's search technology to Netscape. See "-- Netcenter."

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

                                    PART II

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K/A.

FINANCIAL SUMMARY(1):

                                               AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1998        1997        1996       1995       1994
 (IN THOUSANDS, EXCEPT PER SHARE DATA)   --------    --------    --------    -------    ------
Revenues                                 $155,360    $ 55,826    $ 14,823    $   953    $  293
Gross Profit                              125,874      34,225      10,654        725       205
Operating Expenses (2)                    160,062      80,429      55,888      7,115       851
Net loss                                  (37,559)    (46,814)    (44,179)    (6,435)     (650)
Net loss per share (3)                      (0.79)      (1.57)      (2.37)     (3.08)    (0.94)
Total assets                              220,673      79,156      48,810      3,801       157
Working capital (deficit)                  89,480      24,097       8,761       (878)     (442)
Long-term obligations                      18,236       9,689       4,073        995       100
Stockholders' equity (net capital
  deficiency)                             143,399      36,450      25,886     (4,034)     (542)

---------------
(1) Reflects restatements for all pooling of interests. See Note 2 of Notes to Consolidated Financial Statements. Also reflects, the Company's July 1998 two-for-one stock split. See Note 1 of Notes to Consolidated Financial Statements.

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

OVERVIEW

     Excite, Inc., or "Excite", operates the Excite Network, which includes the Excite and WebCrawler brands, and provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Excite was formed in June 1994 and first launched its Excite search and directory service in October 1995.

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

     In 1997, Excite also began entering into longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with the Excite Network and provide for more varied sources of revenue to Excite over the term of the agreements, which average from two to three years. Under these agreements, Excite earns fees for generating impressions that in some instances are guaranteed. Sponsorship customers accounted for approximately 25% and 24% of advertising revenues for 1998 and 1997, respectively. Revenues are generally recognized ratably over the term of the agreement, provided that Excite does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, Excite defers recognition of the corresponding revenues. A number of these agreements also provide that revenues or gross margins from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized. Revenues or margin sharing recognized from such electronic commerce transactions were insignificant through 1998, and are expected to be insignificant through 1999. See "Risk Factors that May Affect Future
Results -- Excite Depends on Sponsorship Agreements for Revenues" and "-- Risks Associated with Banner Advertising."

     Over the past several years, Excite has grown by both developing new products and services, and by acquiring a number of businesses, technologies, services and content through mergers and acquisitions. During the three years ended December 31, 1998, Excite completed the following acquisitions:

                                                               SHARES OF EXCITE
                                                 SHARES OF         SERIES E        SHARES OF
                                                   EXCITE        CONVERTIBLE      OPTIONS AND
                                                   COMMON      PREFERRED STOCK     WARRANTS
COMPANY OR TECHNOLOGY ACQUIRED   DATE ACQUIRED  STOCK ISSUED        ISSUED          ASSUMED
------------------------------   -------------  ------------   ----------------   -----------
(IN THOUSANDS)
McKinley                         August 1996       1,700               --               28
AOL's WebCrawler                 November 1996        --            1,950               --
Netbot                           November 1997     1,708               --              422
MatchLogic                       February 1998     6,122               --            1,049
Classifieds2000                  April 1998        1,730               --               50
Throw                            April 1998          330               --              318

     All of the above acquisitions were accounted for as pooling of interests, except for the acquisition of Throw and WebCrawler which were accounted for as purchases. Excite's financial information has been restated to reflect all pooling of interests. See "Risk Factors that May Affect Future
Results -- Acquisition Strategy; Integration of Past and Future Acquisitions" and Note 2 of Notes to Consolidated Financial Statements.

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

NETSCAPE AGREEMENT

     In April 1998, Excite and Netscape Communications Corporation, or "Netscape", entered into a two-year agreement, or the "Netcenter Agreement", under which Excite will, among other things, provide, host and sell advertising for certain co-branded services for Netscape's Netcenter service. In connection with the Netcenter Agreement, Excite has paid to Netscape a total of $70.0 million, or the "Cash Payment". Also in connection with the Netcenter Agreement, Excite has issued to Netscape a warrant to purchase 846,158 shares of Excite's Common Stock at an exercise price of approximately $29.55 per share, or the "First Warrant", and a second warrant to purchase shares of Excite's Common Stock at an aggregate exercise price of $10.0 million, or the "Second Warrant". The First Warrant is exercisable for a two-year period commencing on April 30, 1998. The Second Warrant will be exercisable for a two-year period commencing April 30, 1999. The exercise price per share of Common Stock covered by the Second Warrant will be determined by dividing $10 million by the average closing price of Excite's Common Stock for the 30 most recent trading days ending on the third trading day preceding April 30, 1999. The fair value of the First Warrant and the aggregate $10.0 million exercise price of the Second Warrant was valued at $19.9 million. The Cash Payment and the value assigned to the warrants totaling $89.9 million were capitalized as Prepaid Netscape Distribution Costs and Trademarks during the second quarter of 1998 and are being amortized ratably over the two-year term of the Netcenter Agreement. The unamortized amount to be expensed under the Netcenter Agreement as of December 31, 1998, is separated into two components as follows: the amount which represents the anticipated future net revenues from the Netcenter Agreement, or $23.5 million, will be charged to Distribution License Fees and Data

Acquisition Costs; and the remaining amount, or $42.9 million, representing the combined value of marketing and distribution rights, trademarks and other exclusive benefits derived from the agreement will be charged ratably over the term of the agreement to Amortization of Prepaid Netscape Service.

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

     Netscape has made guarantees for the number of times a link to Excite is displayed on the NetSearch page. The actual delivery of impressions between the launch of the Netcenter co-branded service in June 1998 to September 1998 were significantly below expectations. However, during the fourth quarter of 1998, the delivery of impressions improved from the previous quarter due to the implementation of certain changes made by Netscape and Excite. Such improvements include: Excite's search rotation increased on Netscape's home page search and Netscape added another slot to its list of providers on the NetSearch page, which is dedicated to Excite and has the same prominence as all the "premier providers". There are no interim, month to month or quarterly performance milestones to the agreement. If Netscape does not achieve its impression guarantees within the two-year term of the agreement, then the term would be extended until the guarantees are met. To the extent the impression flow from Netscape falls short of the guaranteed level, Excite's ability to recover the prepayment within the term of the agreement may be impaired. See "Risk Factors that May Affect Future Results -- Significant Risks Associated with the Netcenter Agreement" and see Note 13 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

REVENUES

     Revenues increased 178% to $155.4 million in 1998 as compared to $55.8 million in 1997 and $14.8 million in 1996. The increase in 1998 revenue compared to 1997 and 1996 revenue resulted primarily from a $40.0 million increase in advertising revenues, which was due to both an increase in the number of advertisers purchasing advertising banners on Excite's Web sites, and to a lesser extent, an increase in sales of targeted advertisements with higher rates. Also contributing to the increase was a $24.0 million increase in sponsorship advertising revenue and a $25.0 million increase in revenues attributable to MatchLogic, which began operations in May 1997.

     No one customer accounted for more than 10% of revenues for 1998 and 1997. One customer accounted for approximately 12% of revenues for 1996. Revenues generated from international operations was approximately 3% and 2% of revenues in 1998 and 1997, respectively. There were no revenues generated from international operations in 1996. See Notes 1 and 11 of Notes to Consolidated Financial Statements.

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

     Total cost of revenues increased in absolute dollars by $7.9 million to $29.5 million, or 19% of revenues in 1998 from $21.6 million, or 39% of revenues in 1997 and by $17.4 from $4.2 million, or 28% of revenues for 1996 as compared with 1997. Hosting costs for 1998 increased in absolute dollars to $16.2 million, or 10% of revenues, from $8.6 million, or 15% of revenues for 1997 and from $3.3 million, or 22% of revenues for 1996. The increase in hosting costs is due primarily to an increase in personnel expenses and equipment costs relating to maintenance and support of Excite's Web sites and services. Royalties and other cost of revenues increased in absolute dollars to $13.3 million, or 9% of revenues for 1998, from $4.7 million, or 8% of revenues for 1997, and from $687,000, or 5% of revenues for 1996. The increase in royalties and other cost of revenues was primarily due to increased royalties and margin sharing payments from revenue sharing agreements.

     Cost of revenues in future periods is expected to increase in absolute dollars and may increase as a percentage of revenues as Excite increases costs to support expanded services and content.

GROSS PROFIT

     Gross profit was $125.9 million or 81% of revenues, $34.2 million or 61% of revenues and $10.7 million or 72% of revenues for 1998, 1997 and 1996, respectively. The increase in gross profit in absolute dollars and as a percentage of revenues in 1998 compared to 1997 was primarily due to the fact that revenues grew at a faster rate than hosting costs and royalties and other cost of revenues, a favorable mix of advertising services, and the elimination of amortization of purchased technology. The decline in gross profit as a percentage of revenues from 1997 compared to 1996 was due primarily to the amortization of purchased technology discussed above, as well as increased hosting costs to support expanded Web site offerings and increased royalties and margin sharing costs, offset in part by increased revenues. In the future, gross profit may be affected by the types of advertisements sold and revenue sharing provisions of distribution and content agreements.

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

     RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of engineering and editorial personnel costs, equipment depreciation, consulting fees, supplies and allocation of overhead. Research and development expenses increased to $29.6 million or 19% of revenue in 1998, from $18.2 million or 33% of revenues in 1997 and $8.3 million or 56% of revenues in 1996. The increase in absolute dollars in 1998 compared to 1997 and in 1997 compared to 1996 was due to an increase in engineering and editorial headcount to support Excite's channels format and personalization capabilities for the Excite Network. Research and development headcount increased to 227 employees in 1998 from 164 in 1997 and 83 in 1996. In addition, an increase in expenses in 1997 compared to 1996 was due to the commencement of operations of Matchlogic in May 1997. Matchlogic's research and development expenses contributed $7.0 million to the increase from 1997 to 1998.

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

     SALES AND MARKETING. Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, promotional and advertising expenses and allocation of overhead. Sales and marketing expenses were $63.1 million or 41% of revenue in 1998, compared to $34.3 million or 61% of revenue in 1997 and $21.4 million or 144% of revenue in 1996. The increase in absolute dollars in 1998 compared to 1997 was primarily due to the hiring of additional sales and marketing personnel, increased sales and marketing expenses and to a lesser extent, a national television advertising campaign that launched in December 1998. The increase in absolute dollars in 1997 from 1996 was primarily due to the continuation of a significant media advertising campaign that launched in the fourth quarter of 1996 and continued into the first quarter of 1997, and the hiring of additional sales and marketing personnel and the launching of the redesigned WebCrawler brand. Sales and marketing headcount increased by 183 employees to 376 in 1998 from 193 in 1997 and 81 in 1996. In addition, other sales and marketing expenses increased, such as commissions, advertising expenses and Matchlogic sales and marketing expenses in 1998 by $16.2 million and in 1997 by $2.2 million.

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

     DISTRIBUTION LICENSE FEES AND DATA ACQUISITION COSTS. Distribution license fees and data acquisition costs consist principally of fees paid to third-party Internet companies such as Netscape to provide entry points to the Excite Network and costs to update and maintain the ad targeting and tracking database which is continually being updated by Excite's MatchLogic subsidiary. Distribution license fees and data acquisition costs increased to $21.7 million in 1998 from $9.4 million in 1997 and $11.9 million in 1996. The 1998 and 1997 costs included distribution license fees related to agreements previously entered into with Netscape in March 1997, which have expired, as well as data acquisition costs incurred by MatchLogic during 1998 of $6.8 million and $1.8 million in 1997. In addition, during 1998, a total of $5.8 million was amortized to Distribution License Fees and Data Acquisition Costs relating to the April 1998 Netcenter Agreement. See "Risk Factors that May Affect Future
Results -- Significant Risks Associated with the Netcenter Agreement."

     In June 1997, Excite entered into a co-marketing services agreement and a trademark license agreement with Netscape. Under these agreements, Excite is responsible for the programming, production, operations and advertising sales of "International Netscape Guide by Excite", a service being made available in Australia, France, Germany, Japan and the United Kingdom. In connection with these agreements, Excite made a payment of $4.0 million to Netscape in July 1997, which is being amortized over the terms of these agreements to distribution license fees expense. In March 1997, Excite entered into an agreement with Netscape to continue the premier provider arrangement for the Excite brand, and entered into a marquee provider agreement for the WebCrawler brand. Under the terms of these agreements, Excite made a payment of $8.3 million.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, fees for professional services and allocation of overhead. General and administrative expenses increased in absolute dollars to $16.9 million or 11% of revenue in 1998, from $12.2 million or 22% of revenue in 1997 and $7.8 million or 52% of revenue in 1996. The increase in absolute dollars in 1998 compared to 1997 is primarily due to increased personnel costs to support the expansion and infrastructure of Excite's operations and international expansion efforts. In particular, the growth in Excite's finance and administrative departments contributed to this increase. The increase in absolute dollars in 1997 compared to 1996 was primarily due to increased personnel, professional service fees and relocation to new facilities to support Excite's growth. General and administrative headcount increased to 71 employees in 1998 from 54 in 1997 and 16 in 1996. Professional service fees, provision for doubtful accounts and facilities costs increased during 1998 by $2.9 million and 1997 by $0.7 million. General and administrative expenses attributable to Matchlogic increased $0.8 million from 1997 to 1998.

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

     Operating expenses were estimated as a percentage of revenue and were based primarily on projections prepared Excite's management and industry averages.

     The discount rate used to discount the net cash flows back to their present values is based on the weighted average cost of capital, or "WACC". A discount rate of 35% was used for valuing the in-process technology. This discount rate is higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that are unknown at this time. As is standard in the appraisal of high growth markets, projected revenues, expenses and discount rates reflect the probability of technical and marketing success.

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

     AMORTIZATION OF PREPAID NETSCAPE SERVICE. During 1998, Excite incurred costs of $17.7 million related to the amortization of the Prepaid Netscape Service associated with the April 1998 Netcenter Agreement, which has an original term of two-years. Excite anticipates incurring a total amortization charge of approximately $7.6 million per quarter relating to the Netcenter Agreement for the duration of the agreement, which is currently scheduled to expire in June 2000.

     INTEREST INCOME (EXPENSE) AND OTHER. Interest income was $1.6 million, $1.3 million and $1.5 million for 1998, 1997 and 1996, respectively. The increase in interest income for 1998 was primarily due to interest earned on cash received in June 1998 from Excite's public offering, which was used to fund operations and to satisfy Excite's obligations under the Netcenter Agreement. The decrease in 1997 was primarily the result of the use of cash received from the 1996 initial public offering to fund operations, offset in part by interest earned on the proceeds of approximately $38.4 million from the sale of Common Stock to Intuit in the second quarter of 1997. The increase in 1996 reflected interest earned on investments from cash received from Excite's Series D Preferred Stock financing and its initial public offering. Interest expense and other increased to $2.9 million for 1998, from $1.5 million for 1997 and $409,000 for 1996. The increase in 1998 was due primarily to an increase in interest expense resulting from the $50 million note payable due to Intuit, as well as additional capital lease obligations, non-lease financing obligations and interest on the convertible note issued to Itochu Corporation in October 1997. The increases in 1997 from 1996 were due primarily to increased expenses associated with an increased amount of capital lease obligations and bank borrowings.

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

     Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:

                                                                           FAIR VALUE AT
                                                               1999      DECEMBER 31, 1998
(IN THOUSANDS, EXCEPT INTEREST RATES)                         -------    -----------------
Cash Equivalents                                              $11,382         $11,389
  Average Interest Rate                                          4.00%
Investments                                                   $11,265         $11,270
  Average Interest Rate                                          6.63%
Total Portfolio, excluding Equity Securities                  $22,647         $22,659
  Average Interest Rate                                          6.34%
Equity Securities                                                             $ 4,411

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

STATE OF READINESS

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

CONTINGENCY PLAN

     Excite's business planning for year 2000 is currently being implemented. The plan includes the creation of contingency plans in the second half of 1999. Excite currently has no contingency plans.

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

     In addition to the systems used by Excite in its business, Excite utilizes third-party equipment and software in the delivery of its services and in the management of its business that may not be Year 2000 compliant. Excite has made preliminary contacts with some of its key vendors, which have informally indicated that their products are Year 2000 compliant. As part of phase two, inventory, Excite will make formal inquiries of other equipment and software vendors and take steps to monitor vendor compliance. Failure of such third-party equipment or software, or of non-information technology systems and devices used by Excite, to operate properly with regard to the Year 2000 and thereafter may require Excite to incur unanticipated expenses to remedy problems, which may have a material adverse affect on Excite's financial condition.

     Excite also relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunication service companies, including Internet service and online service providers, delivery service companies and other service providers who are outside Excite's control. Further, Excite has not fully determined the progress of its joint venture partners and content partners in identifying and addressing systems that may potentially be impacted by Year 2000 related problems. Failure of such parties to operate properly with regards to the onset of Year 2000 and thereafter, may have a material adverse affect on Excite's business.

RISKS RELATED TO YEAR 2000 ISSUES

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

     Any failure of Excite to address Year 2000 issues may have a material adverse affect on Excite's business. These affects may include, but are not be limited to:

- a reduction in Excite's ability to provide services for Excite's customers such as having specific content or services available;

- a reduction in Excite's ability to deliver, track and measure Internet advertisements;

- outservice could experience outages, delays and other difficulties due to system failures, which would make the Excite Network unavailable for consumers.

     Excite is also subject to external forces that generally affect similarly situated business over which it has no control, such as possible interruptions of utility or Internet-related data network services as a result of Year 2000 failures, any of which may have similar material affects.

     Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 readiness. These expenditures may result in reduced funds available for Internet advertising or sponsorship of Internet services, which may have a material adverse affect on Excite's financial condition.

     The results of Excite's Year 2000 compliance plan's testing and implementation phase activities and responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

COSTS

     While Year 2000 costs incurred through 1998 by Excite have not been material, Excite does expect to incur internal staff costs and expenditures to remedy any Year 2000 related problems. Based on current and partial information derived from pre-inventory/assessment activities, Excite estimates for 1999 it will incur approximately $2.5 million in support of its Year 2000 compliance initiative. Excite does not expect to incur additional material operational costs such as diverted employee time. Such costs have been and will be funded through current operations or available lines of credit and Excite has not separately accounted for these costs. There is risk that additional costs could be incurred, but based on management's current knowledge it is unable to fully ascertain those costs. Excite believes that its further research through inventory, assessment, remediation and testing activities will enable it to determine the costs with greater certainty.

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

     Excite's operating activities used cash of $54.1 million, $44.3 million, $27.0 million in 1998, 1997, and 1996, respectively. The increased use of cash in 1998 was mainly attributable to the $70.0 million cash prepayment to Netscape under the Netcenter Agreement, see Note 13 of Notes to Consolidated Financial Statements. Excite borrowed $50.0 million from Intuit, which is a principal stockholder of Excite, in April 1998 to fund a portion of this payment to Netscape. In June 1998, Excite repaid the loan in full, plus interest of approximately $410,000, with proceeds from Excite's public offering, which closed in June 1998. Excite's cash flows from operating activities was positive for the third and fourth quarters of 1998. The increased use of cash in 1997 was primarily attributable to the payment of previously accrued expenses, including but not limited to, payments to Netscape and to Excite's advertising agency for an advertising campaign launched during the fourth quarter of 1996, a $4.0 million license fee payment to Netscape in July 1997, see Note 14 of Notes to Consolidated Financial Statements, and an increase in accounts receivable resulting from the sales of sponsorship advertising contracts, offset in part by a decrease in net losses and an increase in accrued liabilities. The increased use of cash in 1996 was primarily attributable to increased operating expenses and increases in accounts receivable and prepaid expenses, reduced in part by increases in accrued distribution license fees, accounts payable and other accrued liabilities. Excite has in the past, and may in the future, acquire businesses which result in significant increases in headcount and overhead, as well as the assumption and payment of additional liabilities, resulting in an increase in the use of cash to support operations.

     Investing activities used cash of $15.9 million, $6.3 million and $19.6 million in 1998, 1997 and 1996, respectively. In 1998 and 1997, cash was used for purchases of short-term investments, property and equipment, and contributions towards its investment in Excite Japan, offset by the sales of short-term investments. The decrease in cash used in 1997 was primarily the result of cash being invested in cash equivalents rather than short-term investments and net sales of short-term investments, partially offset by increased purchases of property and equipment. The 1996 increase was primarily attributable to net purchases of short-term investments as well as property and equipment from cash proceeds of Excite's initial public offering in April 1996. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of Excite's operations and management information systems. Excite expects that its capital expenditures will increase as its employee base grows. As of December 31, 1998, Excite did not have any material commitments for capital expenditures, although Excite anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures during 1999, a portion of which may be financed through equipment leases and bank borrowings. At December 31, 1998 Excite had $5.5 million available on equipment lease lines, and Excite believes that additional lease financing will be available to it if necessary.

     Financing activities generated cash of $99.3 million, $61.9 million and $50.7 million in 1998, 1997 and 1996, respectively. Financing activities for 1998 primarily consisted of cash received in connection with the issuance of stock through Excite's public offering which was completed in June 1998 for net proceeds of $84.3 million and, to a lesser extent, option exercises under Excite's equity incentive plan and warrants exercised by Netscape in July 1998. Financing activities for 1997 primarily consisted of a bank line of credit borrowing of $6.0 million, a convertible promissory note of $5.0 million, the sale of convertible preferred stock by acquired companies for net proceeds of $14.0 million, and the sale of Common Stock for net proceeds of $41.1 million, of which $38.4 million represented net proceeds from the sale of Common Stock to Intuit. Financing activities in 1996 primarily consisted of the sale of Redeemable Convertible Preferred Stock and debt securities totaling $14.2 million and the sale of Excite's Common Stock for net proceeds of $37.2 million, of which $35.4 million represented net proceeds from Excite's initial public offering.

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

     In March 1997, Excite entered into and borrowed on a $6.0 million line of credit. This line of credit bears interest at the bank's prime rate, approximately 7.75% at December 31, 1998, and is secured by substantially all of Excite's assets. This line of credit agreement also contains certain financial covenants, including minimum requirements for tangible net worth, quick ratio and accounts receivable balances, as well as prohibiting the declaration and payment of cash dividends on capital stock. Excite was in compliance with these covenants at December 31, 1998. This line of credit expired in 1998 and Excite has subsequently received extensions through February 15, 1999, which is the current maturity of the note. Excite is currently negotiating a new line of credit. See Note 4 of Notes to Consolidated Financial Statements.

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

     EXCITE MAY NOT RECOVER ITS INITIAL INVESTMENT

     Excite paid Netscape a cash payment of $70.0 million when it signed the Netcenter Agreement. A substantial portion of this amount represented a prepayment of Excite's royalty obligations under this agreement. If the co-branded portions of the Netcenter service does not generate enough revenues over the two-year term of the agreement, Excite would not be able to realize a sufficient return on its investment. Netscape has not guaranteed any minimum revenues to Excite. The ability of Netcenter to generate revenues involves a number of risks, including:

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

     DISTRIBUTION RISKS

     As part of the Netcenter Agreement, Excite will also be featured on the Net Search page as well as on the Netcenter Widget Tool. Netscape has guaranteed Excite that it will deliver only a specified number of "impressions", rather than users who "click-through" to Excite's services from the Net Search page. Therefore, despite this featured position, Excite may not receive a substantial amount of user traffic from the Net Search page. Although Netscape has guaranteed the number of times users "click-through" from the Widget Tool, Netscape is under no obligation to maintain this tool on Netcenter after December 1998. Therefore, Excite may not receive substantial amounts of traffic from this tool either.

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

     In addition, there is intense competition in the sale of advertising on the Web, resulting in a wide range of rates quoted and a variety of pricing models. This makes it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models will be adopted by the industry or advertisers. For example, advertising rates based on the number of "click-throughs", or user requests for additional information made by clicking on the advertisement from Excite's network to the advertiser's Web pages, instead of rates based solely on the number of impressions displayed on users' computer screens, would materially adversely affect Excite's revenues. As a result of these risks, Excite may not succeed in generating significant future advertising revenues from Web-based advertising. The failure to do so may have a material adverse affect on Excite's business.

     Advertisers may also determine that banner advertising, is not an effective or attractive advertising medium. Excite may not be able to effectively transition to any other forms of Web advertising should they develop and achieve market acceptance. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of such software by users may have a material adverse affect upon the commercial viability of Web advertising.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excite, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1, the consolidated financial statements of Excite, Inc. have been restated.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 19, 1999 (March 22, 1999 as to Note 1 -- Summary of Significant Accounting Policies, paragraph 4 and Note 2 -- Business Combinations and Purchased Product Rights, paragraph 3 and 6).

                                  EXCITE, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998           1997
                                                              -----------    ----------
                                                                            (RESTATED --
                                                                             SEE NOTE 1)
                                        ASSETS
Current assets:
  Cash and cash equivalents                                    $  45,366      $ 16,073
  Short-term investments                                          15,681        17,193
  Restricted investments                                             558           302
  Accounts receivable, net of allowance for doubtful
     accounts of $1,422 in 1998 and $1,120 in 1997                36,592        21,397
  Prepaid Netscape distribution costs and trademarks,
     current portion                                              45,473            --
  Other prepaid and current assets                                 4,848         2,149
                                                               ---------      --------
          Total current assets                                   148,518        57,114
Property and equipment, net                                       35,937        15,581
Investment in affiliated company                                   2,243            --
Prepaid Netscape distribution costs and trademarks                20,954            --
Intangible assets, net                                             8,792         1,771
Other assets                                                       4,229         4,690
                                                               ---------      --------
          Total assets                                         $ 220,673      $ 79,156
                                                               =========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit and other notes payable                  $   6,100      $  6,589
  Accounts payable                                                13,079         5,838
  Accrued compensation                                             9,038         4,794
  Deferred revenue                                                 2,843         4,588
  Capital lease obligations, current portion                       7,133         3,178
  Non-lease financing, current portion                             1,531         1,176
  Other equipment financing                                        7,481            --
  Related party liabilities                                        5,092         1,575
  Other accrued liabilities                                        6,741         5,279
                                                               ---------      --------
          Total current liabilities                               59,038        33,017
Capital lease obligations                                         11,668         3,076
Non-lease financing                                                1,568         1,613
Convertible note                                                   5,000         5,000
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $0.001 par value
     Authorized -- 4,000 shares issuable in series
     Issuable and outstanding -- none and 2,702 shares at
     December 31, 1998 and 1997, respectively                        813        12,948
  Common stock, $0.001 par value
     Authorized -- 100,000 shares
     Issued and outstanding -- 52,660 and 39,800 shares at
     December 31, 1998 and 1997, respectively                         52            39
  Additional paid-in-capital ("APIC")                            277,759       122,966
  Deferred compensation                                             (907)       (1,440)
  Unrealized gain on available-for-sale securities                 1,319            15
  Accumulated deficit                                           (135,637)      (98,078)
                                                               ---------      --------
          Total stockholders' equity                             143,399        36,450
                                                               ---------      --------
Total liabilities and stockholders' equity                     $ 220,673      $ 79,156
                                                               =========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  EXCITE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                 (RESTATED -- SEE NOTE 1)
Revenues (1)                                                 $155,360    $ 55,826    $ 14,823
  Cost of revenues:
  Hosting costs                                                16,161       8,647       3,296
  Royalties and other cost of revenues                         13,325       4,740         687
  Amortization of purchased technology                             --       8,214         186
                                                             --------    --------    --------
          Total cost of revenues                               29,486      21,601       4,169
                                                             --------    --------    --------
Gross profit                                                  125,874      34,225      10,654
Operating expenses:
  Research and development                                     29,557      18,200       8,263
  Sales and marketing                                          63,074      34,311      21,358
  Distribution license fees and data acquisition costs         21,723       9,365      11,878
  General and administrative                                   16,932      12,218       7,755
  In-process technology                                         6,200       2,346       3,500
  Merger and acquisition related costs, including
     amortization of goodwill and other purchased
     intangibles                                                4,903       3,989       3,134
  Amortization of prepaid Netscape service                     17,673          --          --
                                                             --------    --------    --------
          Total operating expenses                            160,062      80,429      55,888
                                                             --------    --------    --------
Operating loss                                                (34,188)    (46,204)    (45,234)
Interest income                                                 1,625       1,317       1,464
Interest expense and other                                     (2,862)     (1,450)       (409)
Equity share of losses of affiliated company                   (2,134)       (477)         --
                                                             --------    --------    --------
Net loss                                                     $(37,559)   $(46,814)   $(44,179)
                                                             ========    ========    ========
Basic and diluted net loss per share                         $  (0.79)   $  (1.57)   $  (2.37)
                                                             ========    ========    ========
Shares used in computing net loss per share                    47,475      29,729      18,648
                                                             ========    ========    ========

---------------
(1) Includes $4.8 million from America Online and $3.5 million from another related party for the year ended December 31, 1998. See Note 12.

  The accompanying notes are an integral part of these consolidated financial statements.

                                  EXCITE, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                 (IN THOUSANDS)

                                                            COMMON STOCK
                                       PREFERRED STOCK        AND APIC                           OTHER
                                      -----------------   -----------------     DEFERRED     COMPREHENSIVE
                                      SHARES    AMOUNT    SHARES    AMOUNT    COMPENSATION   INCOME/(LOSS)    DEFICIT     TOTAL
                                      ------   --------   ------   --------   ------------   -------------   ---------   --------
BALANCE AT DECEMBER 31, 1995              --   $     --    4,896   $  3,530     $   (631)       $   152      $  (7,085)  $ (4,034)
                                                                                                                         ---------
  Net loss                                --         --       --         --           --             --        (44,179)   (44,179)
  Unrealized loss on
    available-for-sale investments        --         --       --         --           --           (326)            --       (326)
                                                                                                                         ---------
      Comprehensive loss                  --         --       --         --           --             --             --    (44,505)
                                                                                                                         ---------
  Issuance of common stock for cash       --         --      566      1,412           --             --             --      1,412
  Notes payable conversions               --         --      174        400           --             --             --        400
  Issuance of warrants in connection
    with distribution agreement           --         --       --      1,625           --             --             --      1,625
  Issuance of shares, note payable
    conversion and exercise of
    outstanding warrants in
    connection with the Company's
    IPO, net of issuance costs of
    $3,682                                --         --    7,302     36,418           --             --             --     36,418
  Conversion of redeemable preferred
    stock in connection with the
    Company's IPO                         --         --   10,648     16,129           --             --             --     16,129
  Issuance of common stock under
    employee plans                        --         --      600        375           --             --             --        375
  Amortization of deferred
    compensation, net of
    cancellations                         --         --       --          7          243             --             --        250
  Other equity transactions of
    acquired companies                   320      1,890      861          7           --             --             --      1,897
  Issuance of common and preferred
    stock in connection with asset
    purchase agreements                1,950     15,816       30        103           --             --             --     15,919
                                      ------   --------   ------   --------     --------        -------      ---------   --------
BALANCE AT DECEMBER 31, 1996
    (RESTATED)                         2,270     17,706   25,077     60,006         (388)          (174)       (51,264)    25,886
                                                                                                                         --------
  Net loss                                --         --       --         --           --             --        (46,814)   (46,814)
  Unrealized gain on
    available-for-sale investments        --         --       --         --           --            189             --        189
                                                                                                                         --------
    Comprehensive loss                    --         --       --         --           --             --             --    (46,625)
  Issuance of common stock for cash,
    net of issuance costs of $800         --         --    5,800     38,350           --             --             --     38,350
  Conversion of common stock warrant
    to preferred stock warrant            --      1,625       --     (1,625)          --             --             --         --
  Exercise of outstanding warrants       229         --       86         --           --             --             --         --
  Issuance of common stock under
    employee plans                        --         --    1,184      2,319           --             --             --      2,319
  Compensation expense from
    accelerated deferred
    compensation and stock option
    vesting                               --         --       --      1,658           --             --             --      1,658
  Deferred compensation related to
    stock options, net of
    amortization and cancellations        --         --       --      1,407       (1,052)            --             --        355
  Acquisition of Netbot, Inc.:
    Conversion of preferred stock to
      common stock                      (409)    (3,730)     820      3,730           --             --             --         --
  Issuance of preferred stock by
    acquired companies for cash, net
    of issuance costs of $115          1,772      6,385       --         --           --             --             --      6,385
  Other equity transactions of
    acquired company                   1,019      7,590    2,475        532           --             --             --      8,122
  Conversion of preferred stock to
    common stock                      (2,179)   (16,628)   4,358     16,628           --             --             --         --
                                      ------   --------   ------   --------     --------        -------      ---------   --------
BALANCE AT DECEMBER 31, 1997
    (RESTATED)                         2,702     12,948   39,800    123,005       (1,440)            15        (98,078)    36,450
                                                                                                                         --------
  Net loss                                --         --       --         --           --             --        (37,559)   (37,559)
  Unrealized gain on
    available-for-sale investments        --         --       --         --           --          1,304             --      1,304
                                                                                                                         --------
    Comprehensive loss                    --         --       --         --           --             --             --    (36,255)
  Acquisition of MatchLogic, Inc.:
    Conversion of preferred stock to
      common stock                    (2,291)    (8,705)   4,582      8,705           --             --             --         --
  Acquisition of Classifieds2000,
    Inc.:
    Conversion of preferred stock to
      common stock                      (411)    (3,430)     822      3,430           --             --             --         --
  Acquisition of Throw, Inc.:
    Issuance of common stock              --         --      330     16,242           --             --             --     16,242
  Issuance of common stock for cash,
    net of issuance costs of $650         --         --    2,870     84,331           --             --             --     84,331
  Issuance of warrants                    --         --       --     19,876           --             --             --     19,876
  Exercise of outstanding warrants        --         --      432      6,130           --             --             --      6,130
  Issuance of common stock under
    employee plans                        --         --    3,774     13,269           --             --             --     13,269
  Compensation expense from
    accelerated deferred
    compensation and stock option
    vesting                               --         --       --        298           --             --             --        298
  Amortization of deferred
    compensation, net of
    cancellations                         --         --       --         --          533             --             --        533
  Issuance of common stock for
    equity securities                     --         --       50      2,525           --             --             --      2,525
                                      ------   --------   ------   --------     --------        -------      ---------   --------
BALANCE AT DECEMBER 31, 1998              --   $    813   52,660   $277,811     $   (907)       $ 1,319      $(135,637)  $143,399
                                      ======   ========   ======   ========     ========        =======      =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  EXCITE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        (INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                  (RESTATED -- SEE NOTE 1)
CASH FLOWS USED BY OPERATING ACTIVITIES:
Net loss                                                      $(37,559)   $(46,814)   $(44,179)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization of deferred compensation                          533         355         243
    Compensation expense from accelerated deferred
      compensation charges and stock option vesting                298       1,658          --
    Depreciation                                                12,911       6,438       2,189
    Issuance of warrants                                            --          55       1,625
    Amortization of intangibles                                  3,780      10,670         954
    In-process technology                                        6,200       2,346       3,500
    Amortization of Netscape service, distribution costs and
      trademarks                                                23,451          --          --
    Loss on disposal of property and equipment                      90          --          96
    Provision for loan impairment                                   --          --         629
    Equity share of losses in affiliated company                 2,134         477          --
  Changes in assets and liabilities:
      Accounts receivable                                      (15,195)    (18,044)     (2,970)
      Prepaid Netscape distribution costs and trademarks       (70,000)         --          --
      Prepaid expenses and other current assets                 (2,929)     (3,819)       (895)
      Other assets                                                 461      (4,221)       (896)
      Accounts payable                                           7,077      (1,067)      5,721
      Accrued compensation                                       3,869       3,904         454
      Related party liabilities                                  3,692       1,401          --
      Other accrued liabilities                                  7,101       2,336       6,512
                                                              --------    --------    --------
         Net cash used by operating activities                 (54,086)    (44,325)    (27,017)
                                                              --------    --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment                          (16,774)     (7,347)     (1,109)
  Proceeds from disposal of property and equipment                 186          --          --
  Purchases of investments                                     (26,266)    (48,182)    (49,811)
  Sales and maturities of investments                           31,353      49,235      31,936
  Investment in affiliated company                              (4,377)         --          --
  Notes and advances to Novo MediaGroup, Inc.                       --          --        (629)
                                                              --------    --------    --------
         Net cash used in investing activities                 (15,878)     (6,294)    (19,613)
                                                              --------    --------    --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Payments on capital lease and other financing obligations     (3,904)     (4,105)     (1,787)
  Net (payments) proceeds on bank line of credit and other
    notes payable                                                 (564)      5,878       1,064
  Proceeds from issuance of convertible note                        --       5,000          --
  Proceeds from sale of redeemable convertible preferred
    stock                                                           --      13,975      14,172
  Proceeds from issuance of common stock                       103,725      41,146      37,219
                                                              --------    --------    --------
         Net cash provided by financing activities              99,257      61,894      50,668
                                                              --------    --------    --------
Net increase in cash and cash equivalents                       29,293      11,275       4,038
Cash and cash equivalents at beginning of period                16,073       4,798         760
                                                              --------    --------    --------
Cash and cash equivalents at end of period                    $ 45,366    $ 16,073    $  4,798
                                                              ========    ========    ========
NON-CASH FINANCING ACTIVITIES:
  Conversion of convertible preferred stock to common stock   $ 12,135    $ 20,358    $ 16,129
  Property and equipment acquired under capital leases and
    other non-lease financing                                 $ 16,763    $  7,400    $  7,652
  Preferred stock issued by acquired company for ownership
    interest                                                  $     --    $  1,720    $     --
  Conversion of notes payable to common stock                 $     --    $     --    $  1,400
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                                      $  2,725    $  1,050    $    379

  The accompanying notes are an integral part of these consolidated financial statements.

                                  EXCITE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

     Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, is a global Internet media company offering consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. The Excite Network consists of the Excite (www.excite.com), WebCrawler (www.webcrawler.com) and Classifieds2000 (www.classifieds2000.com) brands, which provide a gateway to the World Wide Web (the "Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers navigate the Web, the Excite Network contains a suite of specialized information services, organized under numerous topical channels which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and other community features and personalization capabilities. Localized versions of Excite are available in Australia, China, France, Germany, Italy, Japan, Sweden, the Netherlands and the United Kingdom. The Company conducts its business within two industry segments, including the selling of banner and sponsorship advertising on the Excite Network to customers in various industries, and, through the merger with MatchLogic, Inc. ("MatchLogic"), ad serving and targeting services. See Note 2 and "Risk Factors that May Affect Future Results -- Acquisition Strategy; Integration of Past and Future Acquisitions."

     The Company has incurred operating losses to date and incurred a net loss of approximately $37.6 million for the year ended December 31, 1998. Management believes that available resources will provide sufficient funding to enable the Company to meet its obligations through at least December 31, 1999. If anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financial resources if such resources were not available.

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements have been restated for all pooling of interests. See Note 2.

     Restatement of Financial Statements

     In April 1998 and November 1997, the Company acquired Classifieds2000 and Netbot in a transaction accounted for as a pooling of interests (See Note 2). The financial statements prior to the date of acquisition were not restated as Excite had determined that the results of operations and financial position of Netbot and Classifieds2000 were not material to the Company's consolidated financial statements in any period. After discussions with the Staff of the Securities and Exchange Commission, the Company revised the original accounting for these transactions and restated its consolidated financial statements for 1998, 1997 and 1996 to reflect the combined results of operations and financial position of the Company and both Netbot and Classifieds2000. These financial statements reflect the impact of this restatement.

     Foreign Currency

     Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other expense. Such gains and losses have been insignificant in all years to date. To date the Company has entered into no foreign currency forward exchange contracts or other such derivative instruments.

                                  EXCITE, INC.

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

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
(IN THOUSANDS)                                                --------    -------
Computer equipment and internal use software                  $ 43,746    $18,639
Furniture and fixtures                                           6,581      3,006
Leasehold improvements                                           7,125      2,607
                                                              --------    -------
                                                                57,452     24,252
Less: accumulated depreciation and amortization                (21,515)    (8,671)
                                                              --------    -------
                                                              $ 35,937    $15,581
                                                              ========    =======

     Intangible Assets

     Intangible assets consist primarily of goodwill, developed technology, distribution rights, trademarks, bookmarks and trade names, and are being amortized generally over periods ranging from four months to three years. Goodwill represents the excess of the aggregate purchase price over the fair value of the

     EXCITE, INC.

tangible and intangible assets acquired in various acquisitions. These purchased intangibles and goodwill relate to the acquisitions of certain assets from other companies. See Note 2.

                                                                             DECEMBER 31,
                                                              LIFE IN    --------------------
                                                              MONTHS       1998        1997
(IN THOUSANDS)                                                -------    --------    --------
Goodwill                                                        36       $ 11,163    $    362
Trademarks, trade names and other                             24 - 36       2,346       2,346
Developed technology                                            13          8,400       8,400
Operating agreement                                              4          1,200       1,200
Distribution agreement                                          24            500         500
                                                                         --------    --------
                                                                           23,609      12,808
Less: accumulated amortization                                            (14,817)    (11,037)
                                                                         --------    --------
                                                                         $  8,792    $  1,771
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

                                  EXCITE, INC.

     Advertising

     Costs related to advertising are expensed as incurred. Advertising expense was approximately $13.9 million, $7.4 million and $10.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

                                                                 YEARS ENDED DECEMBER 31,
                                                               1998        1997        1996
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        --------    --------    --------
Net loss                                                     $(37,559)   $(46,814)   $(44,179)
                                                             ========    ========    ========
  Weighted average shares outstanding                          48,180      30,862      19,868
  Weighted average common shares issued subject to
     repurchase agreements                                       (705)     (1,133)     (1,220)
                                                             --------    --------    --------
Shares used to compute basic and diluted net loss per share    47,475      29,729      18,648
                                                             ========    ========    ========
Basic and diluted net loss per share                         $  (0.79)   $  (1.57)   $  (2.37)
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

                                  EXCITE, INC.

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

2. BUSINESS COMBINATIONS AND PURCHASED PRODUCT RIGHTS

     During the three years ended December 31, 1998, Excite completed the following acquisitions:

                                                                           SHARES OF EXCITE
                                                             SHARES OF         SERIES E        SHARES OF
                                                               EXCITE        CONVERTIBLE      OPTIONS AND
                                                               COMMON      PREFERRED STOCK     WARRANTS
      COMPANY OR TECHNOLOGY ACQUIRED        DATE ACQUIRED   STOCK ISSUED        ISSUED          ASSUMED
      ------------------------------        -------------   ------------   ----------------   -----------
(IN THOUSANDS)
McKinley                                    August 1996        1,700               --               28
AOL's WebCrawler                            November 1996         --            1,950               --
Netbot                                      November 1997      1,708               --              422
MatchLogic                                  February 1998      6,122               --            1,049
Classifieds2000                             April 1998         1,730               --               50
Throw                                       April 1998           330               --              318

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

                                  EXCITE, INC.

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

     In November 1997, the Company acquired Netbot, a private company and developer of advanced search technology utilized for electronic commerce, in a transaction accounted for as a pooling of interests. The Company incurred approximately $1.5 million in merger related expenses, including $1.3 million for accelerated deferred compensation charges and $217,000 in professional fees and other expenses. All consolidated financial information has been restated to reflect the combined operations of the Company and Netbot.

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

     Separate results of the combined entities through the periods preceding the merger (February 2, 1998) are as follows:

                                                           PERIOD ENDED    YEARS ENDED DECEMBER 31,
                                                           FEBRUARY 2,     ------------------------
                                                               1998           1997          1996
                                                           ------------    ----------    ----------
(IN THOUSANDS)                                             (UNAUDITED)
Revenues:
  Excite                                                     $ 6,016        $ 51,863      $ 14,823
  MatchLogic                                                     376           3,963            --
                                                             -------        --------      --------
                                                             $ 6,392        $ 55,826      $ 14,823
                                                             =======        ========      ========
Net Loss:
  Excite                                                     $(1,851)       $(35,581)     $(44,179)
  MatchLogic                                                  (1,388)        (11,233)           --
                                                             -------        --------      --------
                                                             $(3,239)       $(46,814)     $(44,179)
                                                             =======        ========      ========

     There were no significant inter-company transactions between the two companies and no significant conforming accounting adjustments.

     In April 1998, the Company acquired Classifieds2000, a provider of Web-based classified ads that began operations in July 1996, in a transaction accounted for as a pooling of interests. In connection with the acquisition of Classifieds2000, the Company incurred approximately $743,000 in merger-related expenses primarily for legal and other professional fees. All consolidated financial information has been restated to reflect the combined operations of the Company and Classifieds2000.

                                  EXCITE, INC.

     Separate results of the combined entities through the periods preceding the merger (April 1, 1998) are as follows:

                                                           PERIOD ENDED    YEARS ENDED DECEMBER 31,
                                                             APRIL 1,      ------------------------
                                                               1998           1997          1996
                                                           ------------    ----------    ----------
(IN THOUSANDS)                                             (UNAUDITED)
Revenues:
  Excite                                                     $23,001        $ 54,280      $ 14,757
  Classifieds2000                                              1,255           1,546            66
                                                             -------        --------      --------
                                                             $24,256        $ 55,826      $ 14,823
                                                             =======        ========      ========
Net Loss:
  Excite                                                     $(6,959)       $(45,169)     $(43,900)
  Classifieds2000                                               (584)         (1,645)         (279)
                                                             -------        --------      --------
                                                             $(7,543)       $(46,814)     $(44,179)
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

                                  EXCITE, INC.

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

     The estimated fair value of cash, cash equivalents and short-term investments are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                1998           1997
(IN THOUSANDS)                                                ---------      ---------
Cash and cash equivalents:
  Cash                                                         $33,977        $ 5,995
  Money market funds                                               126             62
  Commercial paper                                                  --          1,958
  U.S. Government securities                                    11,263          8,058
                                                               -------        -------
                                                               $45,366        $16,073
                                                               =======        =======
Short-term investments:
  Commercial paper                                             $ 3,104        $ 7,791
  Equity securities                                              4,411             --
  U.S. Government securities                                     8,166          9,402
                                                               -------        -------
                                                               $15,681        $17,193
                                                               =======        =======
Restricted investments:
  Cash                                                         $   223        $    --
  Certificates of deposit                                          335             --
  Equity securities                                                 --            302
                                                               -------        -------
                                                               $   558        $   302
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

     The net unrealized gains for the year ended December 31, 1998 was $1.3 million, which was attributable to equity securities that the Company held during 1998. The net unrealized gains for the year ended December 31, 1997, were not material. At December 31, 1998, the fair values of cash and cash equivalents, available-for-sale investments and restricted investments approximated cost. The realized gains and losses on sales of each type of security for the years ended December 31, 1998 and 1997, were not material. For the purpose of determining gross realized gains and losses, the cost of the securities sold is based upon specific identification.

                                  EXCITE, INC.

4. BORROWINGS UNDER BANK LINE OF CREDIT AND OTHER NOTES PAYABLE

     Borrowings under bank line of credit and other notes payable, all of which are current liabilities, are as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
(IN THOUSANDS)                                                ------    ------
Borrowings under bank line of credit                          $6,000    $6,000
Borrowings under credit facility loan                             --       489
Other notes payable                                              100       100
                                                              ------    ------
                                                              $6,100    $6,589
                                                              ======    ======

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

     In connection with the Company's acquisition of Classifieds2000, the Company assumed $489,000 outstanding on a $500,000 credit facility loan at an interest rate of 9.5%. The outstanding balance under this credit facility loan was paid in full and canceled in 1998.

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

     Equipment under capital leases consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
(IN THOUSANDS)                                                -------    ------
Computer equipment and internal use software                  $25,855    $9,914
Furniture and fixtures                                          3,232       785
                                                              -------    ------
                                                               29,087    10,699
Less: accumulated depreciation and amortization               (13,929)   (5,490)
                                                              -------    ------
                                                              $15,158    $5,209
                                                              =======    ======

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

                                  EXCITE, INC.

depreciation. At December 31, 1997, property and equipment under non-lease financing arrangements totaled $2.5 million, net of $401,000 of accumulated depreciation.

     Building Leases

     During the three years ended December 31, 1998, the Company entered into several leases relating to its corporate facilities located in Redwood City, California. In 1998, the Company's subsidiary, MatchLogic, entered into a lease for its new facility located in Westminster, Colorado. The Company leases these facilities under non-cancelable operating leases that have terms of approximately ten years. The Company leases additional space, primarily for sales offices, in various states as well as in the United Kingdom. Rent expense under operating leases was approximately $4.6 million, $2.7 million and $772,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company has subleased a portion of its facilities to third parties under non-cancelable sublease agreements, which expire in June 1999 and March 2003. Sublease rental income was $852,000 for the year ended December 31, 1998. There was no sublease rental income for the years ended December 31, 1997 and 1996.

     Annual minimum commitments under these leases and other financing arrangements are as follows:

                                                     CAPITAL      OTHER      OPERATING    SUBLEASE
                                                     LEASES     FINANCING     LEASES        RENT
(IN THOUSANDS)                                       -------    ---------    ---------    --------
Years Ended December 31,
     1999                                            $ 8,873     $ 1,756      $ 5,434     $  (911)
     2000                                              7,857       1,176        4,970        (445)
     2001                                              4,981         495        5,065        (457)
     2002                                                113          --        4,858        (469)
     2003                                                 --          --        4,454        (120)
     Thereafter                                           --          --       20,264          --
                                                     -------     -------      -------     -------
Total minimum payments required                      $21,824     $ 3,427      $45,045     $(2,402)
                                                     =======     =======      =======     =======
Less amounts representing interest                    (3,023)       (328)
                                                     -------     -------
Present value of future lease payments                18,801       3,099
Less current portion                                  (7,133)     (1,531)
                                                     -------     -------
                                                     $11,668     $ 1,568
                                                     =======     =======

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

                                  EXCITE, INC.

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

     Excite assumed 409,000, 2,291,000 and 411,000 shares of Convertible Preferred Stock related to equity transactions of Netbot, MatchLogic and Classifieds2000, respectively, prior to mergers with Excite. These shares converted into shares of Excite Common Stock upon the closing of the respective mergers (see Note 2).

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

                                  EXCITE, INC.

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

                                  EXCITE, INC.

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

     In April 1998, the Company issued a warrant to Netscape Communication Corporation ("Netscape") to purchase 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share, exercisable for a two-year period commencing on April 30, 1998, and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million, which is exercisable for a two-year period commencing April 30, 1999. The exercise price per share of Common Stock covered by the second warrant will be determined by dividing $10 million by the average closing price of the Company's Common Stock for the 30 most recent trading days ending on the third trading day preceding April 30, 1999.

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

     In March 1996, the Company adopted the 1996 Equity Incentive Plan ("1996 Plan") which authorized for issuance under the 1996 Plan 3,000,000 shares of Common Stock for granting of either incentive or non-qualified stock options. The Company increased the number of shares authorized under the 1996 Plan from 3,000,000 shares to 4,600,000 shares in November 1996 and from 4,600,000 shares to

                                  EXCITE, INC.

9,928,000 in June 1997. Additionally, the company increased the number of shares authorized under the 1996 Plan from 9,928,000 shares to 16,528,000 in June 1998.

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

                                  EXCITE, INC.

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

     A summary of activity under the Plans is as follows:

                                              SHARES           OPTIONS OUTSTANDING         WEIGHTED
                                             AVAILABLE    -----------------------------    AVERAGE
                                                FOR       NUMBER OF                        EXERCISE
                                               GRANT       SHARES      PRICE PER SHARE      PRICE
(SHARES IN THOUSANDS)                        ---------    ---------    ----------------    --------
Balance at December 31, 1995                     550        2,748      $0.018 - $17.306     $ 0.16
  Additional shares authorized                 6,418           --                    --         --
  Options granted and assumed                 (5,844)       5,844       0.260 -  33.879       3.13
  Options exercised                               --         (600)      0.018 -   2.875       0.17
  Options canceled                               526         (526)      0.018 -  33.879       5.25
  Options expired                             (1,056)          --                    --         --
                                              ------       ------      ----------------     ------
Balance at December 31, 1996                     594        7,466       0.018 -  33.879       2.33
  Additional shares authorized                 5,810           --                    --         --
  Options granted and assumed                 (4,647)       4,647       0.018 -  14.188       4.86
  Options exercised                               --       (1,128)      0.018 -   8.063       1.31
  Options canceled                             1,272       (1,272)      0.018 -  33.879       2.58
  Options expired                               (420)          --                    --         --
                                              ------       ------      ----------------     ------
Balance at December 31, 1997                   2,609        9,713       0.018 -  33.879       3.60
  Additional shares authorized                 6,850           --                    --         --
  Options granted and assumed                 (6,014)       6,014       0.315 -  52.375      28.64
  Options exercised                               --       (3,630)      0.018 -  44.313       3.34
  Options canceled                             1,741       (1,741)      0.063 -  35.875       6.24
  Options expired                               (245)          --                    --         --
                                              ------       ------      ----------------     ------
Balance at December 31, 1998                   4,941       10,356      $0.018 - $52.375     $17.19
                                              ======       ======      ================     ======

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

                                  EXCITE, INC.

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

     Accounting for Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

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

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1997      1996
                                                              -----     -----     -----
Average risk-free interest rate                                5.1%      6.1%      5.9%
Average expected life (in years)                               3.0       3.0       4.5
Volatility(1)                                                  106%       75%       75%

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

                                  EXCITE, INC.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        --------    --------    --------
Net loss:
  As reported                                                $(37,559)   $(46,814)   $(44,179)
  Pro forma                                                  $(80,302)   $(58,188)   $(45,890)
Basic and diluted net loss per share:
  As reported                                                $  (0.79)   $  (1.57)   $  (2.37)
  Pro forma                                                  $  (1.69)   $  (1.96)   $  (2.46)

     The weighted average fair value of options granted during 1998, 1997 and 1996 was approximately $22.15, $3.45 and $1.77 per share, respectively, and was approximately $7.42 and $3.87, respectively, for shares granted under the ESPP in 1998 and 1997.

     The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   --------------------------------------------------   -------------------------------
                                    WEIGHTED-AVERAGE
                       NUMBER          REMAINING         WEIGHTED-                         WEIGHTED-
    RANGE OF        OUTSTANDING     CONTRACTUAL LIFE      AVERAGE           NUMBER          AVERAGE
 EXERCISE PRICES   (IN THOUSANDS)      (IN YEARS)      EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
 ---------------   --------------   ----------------   --------------   --------------   --------------
$ 0.018 - $ 0.220       1,014             7.5              $ 0.16             362            $ 0.13
$ 0.290 - $ 2.875         500             7.8              $ 1.41             145            $ 1.44
$ 2.938 - $ 4.375       1,699             8.0              $ 3.39             329            $ 3.38
$ 4.500 - $10.063       1,427             8.4              $ 6.81             292            $ 6.24
$10.969 - $14.938         568             8.9              $12.70              88            $12.17
$15.969 - $28.250       2,620             9.3              $23.88             106            $23.79
$28.907 - $43.625       2,207             9.6              $34.52              89            $34.45
$44.313 - $52.375         321             9.8              $49.10               5            $45.36
                       ------             ---              ------           -----            ------
$ 0.018 - $52.375      10,356             8.8              $17.19           1,416            $ 7.11
                       ======             ===              ======           =====            ======

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

                                  EXCITE, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
(IN THOUSANDS)                                                -------    -------    -------
Net operating loss carryforwards                              $53,000    $29,160    $15,200
Research credits                                                1,900        910        400
Acquired intangible assets                                      5,700      5,670      1,865
Depreciation                                                    4,300      1,730        390
Capitalized research & development expenses                     1,100         --         --
Other                                                           2,300        710      1,345
                                                              -------    -------    -------
          Total deferred tax assets                           $68,300    $38,180    $19,200
Valuation allowance for deferred tax assets                   (68,300)   (38,180)   (19,200)
                                                              -------    -------    -------
          Net deferred tax assets                             $    --    $    --    $    --
                                                              =======    =======    =======

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

                                  EXCITE, INC.

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

                                  EXCITE, INC.

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

     Information by Operating Segment:

                                                              INTERNET     AD SERVING
                                                             NAVIGATION    & TARGETING     TOTAL
(IN THOUSANDS)                                               ----------    -----------    --------
YEAR ENDED DECEMBER 31, 1998
Operating information:
  Revenues from external customers                            $126,370      $ 28,990      $155,360
  Gross profit                                                $100,308      $ 25,566      $125,874
  Distribution license fees and data acquisition costs        $ 14,899      $  6,824      $ 21,723
  Segment operating loss                                      $(29,269)     $ (4,919)     $(34,188)
Balance sheet information at December 31, 1998:
  Total assets                                                $205,662      $ 15,011      $220,673

YEAR ENDED DECEMBER 31, 1997
Operating information:
  Revenues from external customers                            $ 51,863      $  3,963      $ 55,826
  Gross profit                                                $ 30,688      $  3,537      $ 34,225
  Distribution license fees and data acquisition costs        $  7,615      $  1,750      $  9,365
  Segment operating loss                                      $(35,273)     $(10,931)     $(46,204)
Balance sheet information at December 31, 1997:
  Total assets                                                $ 75,893      $  3,263      $ 79,156

     Information by Geographic Area:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
(IN THOUSANDS)                                               --------    --------    --------
Revenues:
  United States operations
     United States customers                                 $151,135    $ 53,798    $ 14,787
     International customers                                      211         831          36
                                                             --------    --------    --------
                                                              151,346      54,629      14,823
  International operations:
     International customers                                    4,014       1,197          --
                                                             --------    --------    --------
          Total revenues                                     $155,360    $ 55,826    $ 14,823
                                                             ========    ========    ========
Operating loss:
  United States operations                                   $(31,867)   $(42,808)   $(45,105)
  International operations                                     (2,321)     (3,396)       (129)
                                                             --------    --------    --------
          Total operating loss                               $(34,188)   $(46,204)   $(45,234)
                                                             ========    ========    ========

                                  EXCITE, INC.

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
(IN THOUSANDS)                                               --------    --------    --------
Long-lived assets:
  United States operations                                   $ 72,074    $ 21,729    $ 21,198
  International operations                                         81         313          --
                                                             --------    --------    --------
                                                             $ 72,155    $ 22,042    $ 21,198
                                                             ========    ========    ========
Total assets:
  United States operations                                   $217,789    $ 78,051    $ 48,780
  International operations                                      2,884       1,105          30
                                                             --------    --------    --------
                                                             $220,673    $ 79,156    $ 48,810
                                                             ========    ========    ========

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

     America Online

     In November 1996, the Company entered into a five-year distribution agreement with America Online ("AOL") which expires in November 2001 under which a co-branded version of the Excite search and directory service, AOL NetFind Powered by Excite, is designated as the exclusive Web search and directory service for the AOL service for an initial two-year period ending in November 1998. In 1998, the exclusive period was extended by AOL beyond the initial two-year term through December 31, 1999. If the exclusive period is not extended by AOL beyond December 31, 1999, the co-branded service would become the "default" search and directory service of AOL. Excite will also advertise AOL's service on Excite and AOL will pay a commission to the Company for new AOL subscribers referred from these advertisements. The Company is also required to satisfy certain technical, product feature and editorial criteria. Revenues associated with this agreement for the year ended December 31, 1998 was $4.8 million. Revenues and expenses associated with this agreement for the years ended December 31, 1997 and 1996 were not material.

                                  EXCITE, INC.

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

13. NETSCAPE AGREEMENT

     In April 1998, the Company and Netscape entered into a two-year agreement (the "Netcenter Agreement") with respect to Netscape's "Netcenter" online service. Under the Netcenter Agreement, the Company will provide programming and content for the Co-Branded channels to be offered on Netscape's Netcenter online service and will develop a Web search and directory service for Netscape (collectively, the "Co-Branded Services"). In addition, the Company's Classifieds2000 service will be featured as the provider of classified advertising (excluding career and job posting classified ads) for the Netcenter service. The Company will also be featured as a "premier provider" on the "Net Search" page of Netscape's Web site and will also be similarly featured on the Netcenter Widget Tool. The Company will be responsible for advertising sales for, and will pay to Netscape a percentage of advertising revenues generated from, the Co-Branded Netcenter channels, the search service and the directory service, and will also be required to make payments based upon the amount of traffic generated from the Net Search page and the Netcenter Widget Tool. The Company has paid a total of $70.0 million as a prepayment of its obligations under the Netcenter Agreement. In addition, the Company has issued a warrant to Netscape to purchase 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share and a second warrant to purchase shares of the Company's Common Stock at an aggregate exercise price of $10.0 million. The original fair value assigned to the warrants was $16.1 million.

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

                                  EXCITE, INC.

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

                                                       CAPITALIZED      AMORTIZATION      BALANCE AS OF
                                                      AMOUNTS AS OF    JUNE 1, 1998 TO      DECEMBER
                                                        APRIL 30,       DECEMBER 31,           31,
                                                          1998              1998              1998
(IN THOUSANDS)                                        -------------    ---------------    -------------
Prepaid distribution license fees and data
  acquisition costs                                      $29,285          $ (5,776)          $23,509
Prepaid Netscape service                                  50,591           (14,757)           35,834
Prepaid trademark license                                 10,000            (2,916)            7,084
                                                         -------          --------           -------
                                                         $89,876          $(23,449)          $66,427
                                                         =======          ========           =======

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

                                  EXCITE, INC.

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               THREE MONTHS ENDED
                                               ---------------------------------------------------
                                               MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
(IN THOUSANDS, EXCEPT PER SHARE DATA)          --------    --------    ------------    -----------
1998:
Revenues                                       $24,256     $ 33,005      $44,004        $ 54,095
Cost of revenues:
  Hosting costs                                  2,788        3,667        4,447           5,259
  Royalties and other cost of revenues           3,219        2,792        3,277           4,037
                                               -------     --------      -------        --------
          Total cost of revenues                 6,007        6,459        7,724           9,296
Gross profit                                    18,249       26,546       36,280          44,799
Operating expenses:
  Research and development                       6,252        7,291        8,151           7,863
  Sales and marketing                           10,776       14,918       16,294          21,086
  Distribution license fees and data
     acquisition costs                           3,986        5,179        5,664           6,894
  General and administrative                     3,115        3,928        4,264           5,625
  In-process technology                             --        6,200           --              --
  Merger and acquisition related costs,
     including amortization of goodwill and
     other purchased intangibles                   977        1,920        1,177             829
  Amortization of prepaid Netscape service          --        2,525        7,574           7,574
                                               -------     --------      -------        --------
          Total operating expenses              25,106       41,961       43,124          49,871
Operating loss                                  (6,857)     (15,415)      (6,844)         (5,072)
Interest income                                    402          385          420             418
Interest expense and other                        (610)      (1,034)        (561)           (657)
Equity share of losses of affiliated company      (479)        (551)        (614)           (490)
                                               -------     --------      -------        --------
Net loss                                       $(7,544)    $(16,615)     $(7,599)       $ (5,801)
                                               =======     ========      =======        ========
Basic and diluted net loss per share           $ (0.18)    $  (0.36)     $ (0.15)       $  (0.11)
                                               =======     ========      =======        ========
Shares used in computing net loss per share     41,336       46,600       50,339          51,511
                                               =======     ========      =======        ========

                                  EXCITE, INC.

                                                               THREE MONTHS ENDED,
                                               ---------------------------------------------------
                                               MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
(IN THOUSANDS, EXCEPT PER SHARE DATA)          --------    --------    ------------    -----------
1997:
Revenues                                       $ 8,021     $ 10,476      $16,394        $ 20,935
Cost of revenues:
  Hosting costs                                  1,852        1,701        2,539           2,555
  Royalties and other cost of revenues             663          679        1,271           2,127
  Amortization of purchased technology           2,399        1,938        1,939           1,938
                                               -------     --------      -------        --------
          Total cost of revenues                 4,914        4,318        5,749           6,620
Gross profit                                     3,107        6,158       10,645          14,315
Operating expenses:
  Research and development                       3,373        4,064        4,767           5,996
  Sales and marketing                            6,745        7,903        8,607          11,056
  Distribution license fees and data
     acquisition costs                              30        1,707        3,216           4,412
  General and administrative                     2,087        2,412        3,365           4,354
  In-process technology                             --        2,346           --              --
  Merger and acquisition related costs,
     including amortization of goodwill and
     other purchased intangibles                   953          463          530           2,043
                                               -------     --------      -------        --------
          Total operating expenses              13,188       18,895       20,485          27,861
Operating loss                                 (10,081)     (12,737)      (9,840)        (13,546)
Interest income                                    251          277          409             380
Interest expense and other                        (123)        (248)        (348)           (731)
Equity share of losses of affiliated company        --           --           --            (477)
                                               -------     --------      -------        --------
Net loss                                       $(9,953)    $(12,708)     $(9,779)       $(14,374)
                                               =======     ========      =======        ========
Basic and diluted net loss per share           $ (0.39)    $  (0.48)     $ (0.30)       $  (0.42)
                                               =======     ========      =======        ========
Shares used in computing net loss per share     25,394       26,482       32,900          34,139
                                               =======     ========      =======        ========

1996:
Revenues                                       $ 1,374     $  2,816      $ 4,082        $  6,551
Cost of revenues:
  Hosting costs                                    246          413        1,015           1,622
  Royalties and other cost of revenues             143           14          160             370
  Amortization of purchased technology              --           --           --             186
                                               -------     --------      -------        --------
          Total cost of revenues                   389          427        1,175           2,178
Gross profit                                       985        2,389        2,907           4,373
Operating expenses:
  Research and development                       1,376        2,109        2,132           2,646
  Sales and marketing                            2,489        3,203        6,394           9,272
  Distribution license fees and data
     acquisition costs                           1,625       10,000          253              --
  General and administrative                     1,141        2,812        2,007           1,795
  In-process technology                             --           --           --           3,500
  Merger and acquisition related costs,
     including amortization of goodwill and
     other purchased intangibles                    --           73        2,292             769
                                               -------     --------      -------        --------
          Total operating expenses               6,631       18,197       13,078          17,982
Operating loss                                  (5,646)     (15,808)     (10,171)        (13,609)
Interest income                                     30          492          539             403
Interest expense and other                         (28)        (121)        (111)           (149)
                                               -------     --------      -------        --------
Net loss                                       $(5,644)    $(15,437)     $(9,743)       $(13,355)
                                               =======     ========      =======        ========
Basic and diluted net loss per share           $ (1.35)    $  (0.67)     $ (0.41)       $  (0.56)
                                               =======     ========      =======        ========
Shares used in computing net loss per share      4,170       22,903       23,647          23,872
                                               =======     ========      =======        ========

                                  EXCITE, INC.

17. SUBSEQUENT EVENTS (UNAUDITED)

     At Home Merger

     On January 19, 1999, Excite, At Home Corporation ("At Home"), an Internet service provider aimed at broadband cable subscribers, and Countdown Acquisition Corporation, entered into a definitive Agreement and Plan of Reorganization, (the "Merger Agreement").

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

                                  EXCITE, INC.

     In connection with the execution of the Merger Agreement, Excite and At Home entered into a Stock Option Agreement (the "Stock Option Agreement") pursuant to which Excite granted to At Home an option to purchase up to 19.9% of the outstanding shares of Excite's Common Stock, which is exercisable upon the occurrence of certain events specified in the Stock Option Agreement.

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

                                    PART IV

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXCITE, INC.

Date: April 21, 1999                      By: /s/ ROBERT C. HOOD
                                            ------------------------------------
                                              ROBERT C. HOOD
                                              Executive Vice President, Chief
                                              Administrative Officer and Chief
                                              Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                          NAME                                        TITLE                    DATE
                          ----                                        -----                    ----
PRINCIPAL EXECUTIVE OFFICERS:

/s/ GEORGE BELL                                            Chief Executive Officer and    April 21, 1999
--------------------------------------------------------   Director
George Bell

PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER:

/s/ ROBERT C. HOOD                                         Executive Vice President,      April 21, 1999
--------------------------------------------------------   Chief Administrative Officer
Robert C. Hood                                             and Chief Financial Officer

ADDITIONAL DIRECTORS:

/s/ JOSEPH R. KRAUS                                        Senior Vice President          April 21, 1999
--------------------------------------------------------   and Director
Joseph R. Kraus

/s/ VINOD KHOSLA                                           Director                       April 21, 1999
--------------------------------------------------------
Vinod Khosla

/s/ JEFFREY BERG                                           Director                       April 21, 1999
--------------------------------------------------------
Jeffrey Berg

/s/ GEOFFREY Y. YANG                                       Director                       April 21, 1999
--------------------------------------------------------
Geoffrey Y. Yang

                                 EXHIBIT INDEX


Exhibit           Description
-------           -----------
 23.1             Consent of Ernst & Young LLP

 27.1             Financial Data Schedule
