Form 10-K/A
period 1998-12-31
EXCITE INC
filed 1999-04-26
CIK 1007297

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(MARK ONE)

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


================================================================================

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

o In 1996, Excite acquired The McKinley Group Inc., or "McKinley", the creator of the Magellan Internet Guide.

o During 1997, Excite completed its acquisition of the WebCrawler search and directory technology, or the "WebCrawler Acquisition", from America Online, Inc., or "AOL", and acquired Netbot, Inc., or "Netbot", an Internet software developer of advanced search technology.

o In 1998, Excite acquired MatchLogic, Inc., or "MatchLogic", a provider of solutions for the management and optimization of Internet advertising campaigns, Classifieds2000, Inc., or "Classifieds2000", a provider of online classified ads, and Throw, Inc., or "Throw", a development stage company focused upon the creation of community products.

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

EXCITE SERVICES

        Excite's services consist of:

o personalization services, such as My Excite Start Page, a personalized home page which can be customized simply and easily by a consumer to satisfy his or her personal interests.

o navigation, such as Excite Search and Excite Channels, which help consumers more easily find relevant information;

o and community, such as chat, e-mail, bulletin board and instant messaging services, which help consumers connect and communicate.

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

                                         AVG. DAILY  REGISTERED   EXCITE     WEBCRAWLER
                                         PAGE VIEWS   USERS(1)   REACH(2)      REACH(2)
                                         ----------  ----------- --------    ----------
                                               (IN MILLIONS)             (%)
FIRST QUARTER OF 1998
January                                      31.6         5.1       19.0        8.5
February                                     36.1         5.7       20.7        7.6
March                                        40.0         6.1       22.0        8.8

SECOND QUARTER OF 1998
April                                        40.9         7.2       23.8        8.7
May                                          38.9         5.5       23.3        8.8
June                                         43.6         8.9       22.9        7.3

THIRD QUARTER OF 1998
July                                         45.3         9.0       23.2        6.1
August                                       45.5        11.8       21.2        5.1
September                                    50.0        12.8       20.7        5.1

FOURTH QUARTER OF 1998
October                                      52.7        14.4       19.8        4.9
November                                     54.6        15.9       20.8        5.7
December                                     57.7        20.0       21.3        4.8

(1) The fourth quarter registered users include "opt-in" e-mail registrations. See "Matchlogic - "Opt-in" Electronic-Mail Messaging."

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

        DISTRIBUTION. Under the Netcenter Agreement, Excite is featured as a "premier provider" on Netscape's Net Search page and will be similarly featured on the Netcenter Widget Tool accessible from Netscape's Home Page. Excite's services were allocated 25% of the random rotation of premier provider listings from the Net Search page for the two-year term of the Netcenter Agreement, with Excite receiving 25% and 50% of the rotation during the first and second years of the term of the agreement, respectively. Netscape guaranteed that Excite will receive a certain minimum number of impressions from the Net Search page and a certain minimum number of click-throughs from the Netcenter Widget Tool over the term of the Netcenter Agreement. Netscape also guaranteed that the co-branded search service will receive a certain minimum number of impressions and click-throughs, and that the co-branded channels will receive a certain minimum number of initial page views over the term of the Netcenter Agreement. Excite will be responsible for developing, programming and hosting the co-branded services. Excite will also be responsible for selling advertising on the co-branded services. Excite will bear all costs incurred by it in connection with the Netcenter Agreement, without a right of reimbursement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Netscape and Sales and Marketing."

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

        Expansion into international markets has required and will continue to require management attention and resources. Excite has limited experience in localizing its services and many of Excite's competitors are also undertaking to expand into foreign markets. Excite may not succeed in expanding into international markets. In addition to the uncertainty regarding Excite's ability to generate revenues from foreign operations and expands its international presence, there are certain risks inherent in doing business on an international basis. These include, among others:

o regulatory requirements, legal uncertainty regarding liability, tariffs and other trade barriers;

o       difficulties in staffing and managing foreign operations;

o longer payment cycles, different accounting practices, problems in collecting accounts receivable;

o and political instability, seasonal reductions in business activity and potentially adverse tax consequences.

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

        Excite competes with a number of companies both for users and advertisers. Excite expects this competition will intensify, particularly because there are few barriers to entry in Excite's market. Excite's competitors include:


o Web "portal" companies such as Infoseek's Go Network, Lycos, Netscape's Netcenter, Yahoo!, Alta Vista, and Snap;

o online service providers such as America Online, CompuServe, Microsoft's MSN and Prodigy services;

o       Web content broadcasting services, such as PointCast;

o large media companies, such as CBS, NBC and Time-Warner, who have announced initiatives to develop Web services;

o and other smaller companies providing Web-based and advertising supported content.

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

        During 1998, Excite also entered into the Netcenter Agreement with Netscape, which provides for the license of Excite's search technology to Netscape. See " - Netcenter."

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

FINANCIAL SUMMARY (1):

                                                               AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)               1998           1997          1996         1995         1994
                                                  ---------      --------      --------      -------      -----
Revenues                                           $155,360       $55,826       $14,823       $  953       $293
Gross Profit                                        125,874        34,225        10,654          725        205
Operating Expenses (2)                              160,062        80,429        55,888        7,115        851
Net loss                                            (37,559)      (46,814)      (44,179)      (6,435)      (650)
Net loss per share (3)                                (0.79)        (1.57)        (2.37)       (3.08)     (0.94)
Total assets                                        220,673        79,156        48,810        3,801        157
Working capital (deficit)                            89,480        24,097         8,761         (878)      (442)
Long-term obligations                                18,236         9,689         4,073          995        100
Stockholders' equity (net capital deficiency)       143,399        36,450        25,886       (4,034)      (542)


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

Over the past several years, Excite has grown by both developing new products and services, and by acquiring a number of businesses, technologies, services and content through mergers and acquisitions. During the three years ended December 31, 1998, Excite completed the following acquisitions:

                                                                          SHARES OF EXCITE
                                                               SHARES OF      SERIES E      SHARES OF
                                                                EXCITE       CONVERTIBLE   OPTIONS AND
                                                                COMMON     PREFERRED STOCK   WARRANTS
COMPANY OR TECHNOLOGY ACQUIRED          DATE ACQUIRED        STOCK ISSUED       ISSUED        ASSUMED
------------------------------          --------------       ------------ ---------------- -----------
(IN THOUSANDS)
McKinley                                August    1996           1,700              --           28
AOL's WebCrawler                        November  1996              --           1,950           --
Netbot                                  November  1997           1,708              --          422
MatchLogic                              February  1998           6,122              --        1,049
Classifieds2000                         April     1998           1,730              --           50
Throw                                   April     1998             330              --          318


        All of the above acquisitions were accounted for as pooling of interests, except for the acquisition of Throw and WebCrawler which were accounted for as purchases. Excite's financial information has been restated to reflect all pooling of interests. See "Risk Factors that May Affect Future Results - Acquisition Strategy; Integration of Past and Future Acquisitions" and
Note 2 of Notes to Consolidated Financial Statements.

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

        DISTRIBUTION LICENSE FEES AND DATA ACQUISITION COSTS. Distribution license fees and data acquisition costs consist principally of fees paid to third-party Internet companies such as Netscape to provide entry points to the Excite Network and costs to update and maintain the ad targeting and tracking database which is continually being updated by Excite's MatchLogic subsidiary. Distribution license fees and data acquisition costs increased to $21.7 million in 1998 from $9.4 million in 1997 and $11.9 million in 1996. The 1998 and 1997 costs included distribution license fees related to agreements previously entered into with Netscape in March 1997, which have expired, as well as data acquisition costs incurred by MatchLogic during 1998 of $6.8 million and $1.8 million in 1997. In addition, during 1998, a total of $5.8 million was amortized to Distribution License Fees and Data Acquisition Costs relating to the April 1998 Netcenter Agreement. See "Risk Factors that May Affect Future Results - Significant Risks Associated with the Netcenter Agreement."

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

        The cash flow projections for revenues were based on the projected incremental increase in revenue attributable to the in-process technology that Excite will receive as a result of the acquisition. Revenues derived from the in-process technology were expected to increase through 2000 and then decrease in 2001. No revenue was assigned to in-process technology in 2002 or beyond because 2001 is estimated to be the end of the in-process technology's economic life. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include:


o       cost of revenues;

o       general and administrative expenses;

o       sales and marketing expenses;

o and research and development, including estimated costs to maintain the technology once it has achieved technological feasibility.

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

        Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:

                                                                         FAIR VALUE AT
(IN THOUSANDS, EXCEPT INTEREST RATES)                          1999    DECEMBER 31, 1998
                                                             -------   -----------------
Cash Equivalents                                             $11,382          $11,389
   Average Interest Rate                                        4.00%
Investments                                                  $11,265          $11,270
   Average Interest Rate                                        6.63%
Total Portfolio, excluding Equity Securities                 $22,647          $22,659
   Average Interest Rate                                        6.34%

Equity Securities                                                              $4,411

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

YEAR 2000 IMPLICATIONS

        Many currently installed computer systems, hardware and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Excite's business is dependent on the operation of numerous systems that may potentially be adversely impacted by Year 2000 related problems. Those systems include, among others:

o hardware and software systems used by Excite to deliver services to its consumers, including Excite's proprietary software systems as well as hardware and software supplied by third parties;

o communications networks, such as the Internet, which Excite depends on to provide services;

o       the internal systems of Excite's consumers, users and suppliers;

o the hardware and software systems used internally by Excite in the management of its business;

o and non-information technology systems and devices used by Excite in its business, such as telephone and building systems.

STATE OF READINESS

        Excite has implemented a six-phase plan to mitigate possible Year 2000 affects on Excite's business and systems. Excite has designated a Year 2000 project team to develop and implement that plan. This plan has executive sponsorship and is regularly reviewed by senior management. This six-phase plan includes the following:

o Phase one, awareness: involves increasing company awareness by educating and involving all appropriate levels of management regarding the need to address Year 2000 issues.

o Phase two, inventory: consists of identifying all of Excite's systems, technology, services and relationships that may be impacted by Year 2000.

o Phase three, assessment: involves determining Excite's current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing areas that need to be addressed.

o Phase four, remediation: consists of developing a plan and repairing, replacing or retiring those systems identified as needing correction in the assessment phase.

o Phase five, validation: involves developing test plans, conducting tests and analyzing the results of these tests to assure all key systems are Year 2000 compliant.

o Phase six, implementation and contingency planning: consists of moving compliant systems back into the production environment and to assure systems' Year 2000 status remains unaffected by subsequent changes. The contingency plan includes developing Excite's response to failure of mission critical systems, and other major risks related to Year 2000 compliance.

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

        Any failure of Excite to address Year 2000 issues may have a material adverse affect on Excite's business. These affects may include, but are not be limited to:

o a reduction in Excite's ability to provide services for Excite's customers such as having specific content or services available;

o a reduction in Excite's ability to deliver, track and measure Internet advertisements;

o outservice could experience outages, delays and other difficulties due to system failures, which would make the Excite Network unavailable for consumers.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        LIMITED OPERATING HISTORY; NO ASSURANCE OF PROFITABILITY. Excite generated only limited revenues prior to 1996. Accordingly, Excite has a limited operating history upon which to evaluate its current business. In addition, Excite's business model is evolving and relies substantially upon the sale of advertising on the Web, which is a developing industry. Excite's business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as Web advertising. Specifically, such risks include, without limitation:

o the inability of Excite to maintain and increase levels of traffic on the Excite Network;

o the failure of the market to adopt the Web as an advertising and commercial medium;

o reductions in market prices for Web advertising as a result of competition or otherwise;

o the inability of Excite to achieve higher cost per thousand impression, or "CPM", rates for targeted advertising or to increase the percentage of its advertising inventory sold;

o the inability of Excite to derive sufficient revenues from the co-branded services of Netcenter and the additional costs Excite expects to incur in order to perform its obligations under the Netcenter Agreement;

o the inability of Excite to effectively integrate the technology and operations of acquired businesses or technologies with its operations, increased operating expenses as a result of Excite's recent acquisitions;

o the inability of Excite to expand its international operations, particularly in light of Excite's limited operating experience in the international market;

o the failure by Excite to continue to develop and extend the Excite Network brands;

o the inability of Excite to meet minimum guaranteed impressions under sponsorship agreements;

o       the inability of Excite to develop or acquire content for its services;

o       the inability of Excite to generate commerce-related revenues;

o       the failure of Excite to anticipate and adapt to a developing market;

o the introduction and development of equal or superior services or products by competitors, particularly in light of the fact that Microsoft and Netscape, operators of two of the most heavily-trafficked Web sites, offer competitive services;

o       government regulation;

o the inability of Excite to identify, attract, retain and motivate qualified personnel;

o       and general economic conditions.

        Excite may not be able to succeed in addressing such risks.

        POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. Excite's operating results have varied on a quarterly basis during its limited operating history and Excite expects to experience significant fluctuations in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside Excite's control, including but not limited to:

o       specific economic conditions relating to the Internet and the Web;

o       usage of the Web and demand for Excite's services;

o demand for advertising on the Excite Network as well as demand for Web-based advertising in general;

o changes in advertising rates as a result of competition or otherwise, seasonal trends in advertising sales and the advertising budgeting cycles of advertisers;

o mix of types of advertisements sold, such as the amount of targeted advertising, which generally has higher CPM rates, sold as a percentage of total advertising sold;

o       incurrence of charges in connection with the Netcenter Agreement;

o       Excite's distribution relationships and acquisitions;

o incurrence of costs relating to acquisitions of businesses or technologies; introduction or enhancement of new or existing services by Excite and its competitors;

o       market acceptance of new services;

o delays in the introduction of services or enhancements by Excite or its competitors;

o       capacity constraints and dependencies on computer infrastructure;

o       and general economic conditions.

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

        EXCITE MAY NOT RECOVER ITS INITIAL INVESTMENT

        Excite paid Netscape a cash payment of $70.0 million when it signed the Netcenter Agreement. A substantial portion of this amount represented a prepayment of Excite's royalty obligations under this agreement. If the co-branded portions of the Netcenter service does not generate enough revenues over the two-year term of the agreement, Excite would not be able to realize a sufficient return on its investment. Netscape has not guaranteed any minimum revenues to Excite. The ability of Netcenter to generate revenues involves a number of risks, including:

o general risks relating to an advertising supported service discussed elsewhere in this section;

o       pricing competition from Netscape;

o Netscape's ability to attract users to Netcenter, particularly in light of the fact that while Netscape's Web browser features Netcenter, Microsoft's Web browser does not;

o       risks that Netscape-programmed channels will have more user traffic;

o risks that the "premier provider" placements of Excite will not generate sufficient traffic to Excite;

o and risks that Excite may not be able to sell a sufficient number of advertisements on the co-branded portions of Netcenter.

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

        ACQUISITIONS MAY AFFECT EXCITE'S BUSINESS. Excite has in the past acquired, and may in the future acquire, businesses, technologies, services, product lines, content databases, or access to content databases. Acquisitions involve a number of special risks, including, among other things:

o the difficulty of assimilating the technologies, operations and personnel of acquired companies with those of Excite;

o       the potential disruption of Excite's business;

o the diversion of resources, the incurrence of acquisition-related expenses, the write-off or amortization of intangible assets, the assumption of unknown liabilities;

o and the inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and strategic partners as a result of such acquisitions or the integration of new personnel.

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

        EXCITE WILL DEPEND ON A NUMBER OF THIRD PARTY RELATIONSHIPS. Excite will depend on a number of third party relationships to provide users and content for its services. Examples of some of these important relationships include:

o relationships with respect to the positioning of Excite's service on Web browsers or other high-traffic Web sites or;

o arrangements under which third parties provide content for Excite's services;

o arrangements under which third parties provide services such as games or e-mail;

o and relationships with Internet and online service providers and other third parties to provide communications infrastructure for Excite.

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



                                        /s/ ERNST & YOUNG LLP

Palo Alto, California
January 19, 1999 (March 22, 1999 as to Note 1 - Summary of Significant Accounting Policies, paragraph 4 and Note 2 - Business Combinations and Purchased Product Rights, paragraph 3 and 6).

                                  EXCITE, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                                       DECEMBER 31,
                                                                               ---------------------------
                                                                                 1998              1997
                                                                               ---------         ---------
                                                                                                (RESTATED-
                                                                                                SEE NOTE 1)
                                                  ASSETS
Current assets:
    Cash and cash equivalents                                                  $  45,366          $ 16,073
    Short-term investments                                                        15,681            17,193
    Restricted investments                                                           558               302
    Accounts receivable, net of allowance for doubtful accounts
      of $1,422 in 1998 and $1,120 in 1997                                        36,592            21,397
    Prepaid Netscape distribution costs and trademarks, current portion           45,473                --
    Other prepaid and current assets                                               4,848             2,149
                                                                               ---------         ---------
        Total current assets                                                     148,518            57,114

Property and equipment, net                                                       35,937            15,581
Investment in affiliated company                                                   2,243                --
Prepaid Netscape distribution costs and trademarks                                20,954                --
Intangible assets, net                                                             8,792             1,771
Other assets                                                                       4,229             4,690
                                                                               ---------         ---------
        Total assets                                                           $ 220,673          $ 79,156
                                                                               =========         =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank line of credit and other notes payable                                $   6,100          $  6,589
    Accounts payable                                                              13,079             5,838
    Accrued compensation                                                           9,038             4,794
    Deferred revenue                                                               2,843             4,588
    Capital lease obligations, current portion                                     7,133             3,178
    Non-lease financing, current portion                                           1,531             1,176
    Other equipment financing                                                      7,481                --
    Related party liabilities                                                      5,092             1,575
    Other accrued liabilities                                                      6,741             5,279
                                                                               ---------         ---------
        Total current liabilities                                                 59,038            33,017
Capital lease obligations                                                         11,668             3,076
Non-lease financing                                                                1,568             1,613
Convertible note                                                                   5,000             5,000

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $0.001 par value
        Authorized - 4,000 shares
        issuable in series
        Issuable and outstanding - none and 2,702 shares at
        December 31, 1998 and 1997, respectively                                     813            12,948
    Common stock, $0.001 par value
        Authorized - 100,000 shares
        Issued and outstanding - 52,660 and 39,800 shares at
        December 31, 1998 and 1997, respectively                                      52                39
    Additional paid-in-capital ("APIC")                                          277,759           122,966
    Deferred compensation                                                           (907)           (1,440)
    Unrealized gain on available-for-sale securities                               1,319                15
    Accumulated deficit                                                         (135,637)          (98,078)
                                                                               ---------         ---------
        Total stockholders' equity                                               143,399            36,450
                                                                               ---------         ---------
            Total liabilities and stockholders' equity                         $ 220,673          $ 79,156
                                                                               =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  EXCITE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                        1998              1997             1996
                                                                      ---------         --------         --------
                                                                                 (RESTATED - SEE NOTE 1)
Revenues(1)                                                            $155,360         $ 55,826         $ 14,823

Cost of revenues:
   Hosting costs                                                         16,161            8,647            3,296
   Royalties and other cost of revenues                                  13,325            4,740              687
   Amortization of purchased technology                                      --            8,214              186
                                                                      ---------         --------         --------
      Total cost of revenues                                             29,486           21,601            4,169
                                                                      ---------         --------         --------

Gross profit                                                            125,874           34,225           10,654

Operating expenses:
   Research and development                                              29,557           18,200            8,263
   Sales and marketing                                                   63,074           34,311           21,358
   Distribution license fees and data acquisition costs                  21,723            9,365           11,878
   General and administrative                                            16,932           12,218            7,755
   In-process technology                                                  6,200            2,346            3,500
   Merger and acquisition related costs, including
      amortization of goodwill and other purchased intangibles            4,903            3,989            3,134
   Amortization of prepaid Netscape service                              17,673               --               --
                                                                      ---------         --------         --------
      Total operating expenses                                          160,062           80,429           55,888
                                                                      ---------         --------         --------
Operating loss                                                          (34,188)         (46,204)         (45,234)
Interest income                                                           1,625            1,317            1,464
Interest expense and other                                               (2,862)          (1,450)            (409)
Equity share of losses of affiliated company                             (2,134)            (477)              --
                                                                      ---------         --------         --------
Net loss                                                               $(37,559)        $(46,814)        $(44,179)
                                                                      =========         ========         ========
Basic and diluted net loss per share                                   $  (0.79)        $  (1.57)        $  (2.37)
                                                                      =========         ========         ========
Shares used in computing net loss per share                              47,475           29,729           18,648
                                                                      =========         ========         ========


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

                                  EXCITE, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                 (IN THOUSANDS)

                                                                                            COMMON STOCK
                                                               PREFERRED STOCK                AND APIC               DEFERRED
                                                             SHARES       AMOUNT          SHARES      AMOUNT      COMPENSATION
                                                             ------       ------          ------      ------      ------------

BALANCE AT DECEMBER 31, 1995                                    --       $     --          4,896      $  3,530       $   (631)

   Net loss                                                     --             --             --            --             --
   Unrealized loss on available-for-sale investments            --             --             --            --             --

        Comprehensive loss                                      --             --             --            --             --

   Issuance of common stock for cash                            --             --            566         1,412             --
   Notes payable conversions                                    --             --            174           400             --
   Issuance of warrants in connection with
      distribution agreement                                    --             --             --         1,625             --
   Issuance of shares, note payable conversion and
      exercise of outstanding warrants in connection
      with the Company's IPO, net of issuance costs
      of $3,682                                                 --             --          7,302        36,418             --
   Conversion of redeemable preferred stock in
      in connection with the Company's IPO                      --             --         10,648        16,129             --
   Issuance of common stock under employee plans                --             --            600           375             --
   Amortization of deferred compensation, net
      of cancellations                                          --             --             --             7            243
   Other equity transactions of acquired companies             320          1,890            861             7             --
   Issuance of common and preferred stock in
      connection with asset purchase agreements              1,950         15,816             30           103             --
                                                             ------     ---------          -----     ---------      ---------
BALANCE AT DECEMBER 31, 1996 (RESTATED)                      2,270         17,706         25,077        60,006           (388)

   Net loss                                                     --             --             --            --             --
   Unrealized gain on available-for-sale investments            --             --             --            --             --

        Comprehensive loss                                      --             --             --            --             --

   Issuance of common stock for cash, net of
      issuance costs of $800                                    --             --          5,800        38,350             --
   Conversion of common stock warrant to
      preferred stock warrant                                   --          1,625             --        (1,625)            --
   Exercise of outstanding warrants                            229             --             86            --             --
   Issuance of common stock under employee plans                --             --          1,184         2,319             --
   Compensation expense from accelerated deferred
      compensation and stock option vesting                     --             --             --         1,658             --
   Deferred compensation related to stock options,
      net of amortization and cancellations                     --             --             --         1,407         (1,052)
   Acquisition of Netbot, Inc.:
      Conversion of preferred stock to common stock           (409)        (3,730)           820         3,730             --
   Issuance of preferred stock by acquired companies
      for cash, net of issuance costs of $115                1,772          6,385             --            --             --
   Other equity transactions of acquired company             1,019          7,590          2,475           532             --
   Conversion of preferred stock to common stock            (2,179)       (16,628)         4,358        16,628             --
                                                             ------     ---------          -----     ---------      ---------
BALANCE AT DECEMBER 31, 1997  (RESTATED)                     2,702         12,948         39,800       123,005         (1,440)

   Net loss                                                     --             --             --            --             --
   Unrealized gain on available-for-sale investments            --             --             --            --             --

      Comprehensive loss                                        --             --             --            --             --
   Acquisition of MatchLogic, Inc.:
      Conversion of preferred stock to common stock         (2,291)        (8,705)         4,582         8,705             --
   Acquisition of Classifieds2000, Inc.:
      Conversion of preferred stock to common stock           (411)        (3,430)           822         3,430             --
   Acquisition of Throw, Inc.:
      Issuance of common stock                                  --             --            330        16,242             --
   Issuance of common stock for cash, net of
      issuance costs of $650                                    --             --          2,870        84,331             --
   Issuance of warrants                                         --             --             --        19,876             --
   Exercise of outstanding warrants                             --             --            432         6,130             --
   Issuance of common stock under employee plans                --             --          3,774        13,269             --
   Compensation expense from accelerated deferred
      compensation and stock option vesting                     --             --             --           298             --
   Amortization of deferred compensation, net
      of cancellations                                          --             --             --            --            533
   Issuance of common stock for equity securities               --             --             50         2,525             --
                                                             ------     ---------          -----     ---------      ---------
BALANCE AT DECEMBER 31, 1998                                    --       $    813         52,660      $277,811       $   (907)
                                                             ======     =========         ======     =========      =========



                                                                 OTHER
                                                            COMPREHENSIVE
                                                             INCOME/(LOSS)     DEFICIT          TOTAL
                                                             -------------     -------          -----

BALANCE AT DECEMBER 31, 1995                                   $    152       $ (7,085)      $ (4,034)
                                                                                            ---------
   Net loss                                                          --        (44,179)       (44,179)
   Unrealized loss on available-for-sale investments               (326)            --           (326)
                                                                                            ---------
        Comprehensive loss                                           --             --        (44,505)
                                                                                            ---------
   Issuance of common stock for cash                                 --             --          1,412
   Notes payable conversions                                         --             --            400
   Issuance of warrants in connection with
      distribution agreement                                         --             --          1,625
   Issuance of shares, note payable conversion and
      exercise of outstanding warrants in connection
      with the Company's IPO, net of issuance costs
      of $3,682                                                      --             --         36,418
   Conversion of redeemable preferred stock in
      in connection with the Company's IPO                           --             --         16,129
   Issuance of common stock under employee plans                     --             --            375
   Amortization of deferred compensation, net
      of cancellations                                               --             --            250
   Other equity transactions of acquired companies                   --             --          1,897
   Issuance of common and preferred stock in
      connection with asset purchase agreements                      --             --         15,919
                                                              ---------      ---------      ---------
BALANCE AT DECEMBER 31, 1996 (RESTATED)                            (174)       (51,264)        25,886
                                                                                            ---------
   Net loss                                                          --        (46,814)       (46,814)
   Unrealized gain on available-for-sale investments                189             --            189
                                                                                            ---------
        Comprehensive loss                                           --             --        (46,625)
                                                                                            ---------
   Issuance of common stock for cash, net of
      issuance costs of $800                                         --             --         38,350
   Conversion of common stock warrant to
      preferred stock warrant                                        --             --             --
   Exercise of outstanding warrants                                  --             --             --
   Issuance of common stock under employee plans                     --             --          2,319
   Compensation expense from accelerated deferred
      compensation and stock option vesting                          --             --          1,658
   Deferred compensation related to stock options,
      net of amortization and cancellations                          --             --            355
   Acquisition of Netbot, Inc.:
      Conversion of preferred stock to common stock                  --             --             --
   Issuance of preferred stock by acquired companies
      for cash, net of issuance costs of $115                        --             --          6,385
   Other equity transactions of acquired company                     --             --          8,122
   Conversion of preferred stock to common stock                     --             --             --
                                                              ---------      ---------      ---------
BALANCE AT DECEMBER 31, 1997  (RESTATED)                             15        (98,078)        36,450
                                                                                            ---------
   Net loss                                                          --        (37,559)       (37,559)
   Unrealized gain on available-for-sale investments              1,304             --          1,304
                                                                                            ---------
      Comprehensive loss                                             --             --        (36,255)
   Acquisition of MatchLogic, Inc.:
      Conversion of preferred stock to common stock                  --             --             --
   Acquisition of Classifieds2000, Inc.:
      Conversion of preferred stock to common stock                  --             --             --
   Acquisition of Throw, Inc.:
      Issuance of common stock                                       --             --         16,242
   Issuance of common stock for cash, net of
      issuance costs of $650                                         --             --         84,331
   Issuance of warrants                                              --             --         19,876
   Exercise of outstanding warrants                                  --             --          6,130
   Issuance of common stock under employee plans                     --             --         13,269
   Compensation expense from accelerated deferred
      compensation and stock option vesting                          --             --            298
   Amortization of deferred compensation, net
      of cancellations                                               --             --            533
   Issuance of common stock for equity securities                    --             --          2,525
                                                              ---------      ---------      ---------
BALANCE AT DECEMBER 31, 1998                                   $  1,319      $(135,637)      $143,399
                                                              =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  EXCITE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, IN THOUSANDS)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                    ---------------------------------------
                                                                                       1998           1997           1996
                                                                                    ---------      ---------      ---------
                                                                                            (RESTATED - SEE NOTE 1)

CASH FLOWS USED BY OPERATING ACTIVITIES:
Net loss                                                                             $(37,559)      $(46,814)      $(44,179)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of deferred compensation                                               533            355            243
      Compensation expense from accelerated deferred compensation
        charges and stock option vesting                                                  298          1,658             --
      Depreciation                                                                     12,911          6,438          2,189
      Issuance of warrants                                                                 --             55          1,625
      Amortization of intangibles                                                       3,780         10,670            954
      In-process technology                                                             6,200          2,346          3,500
      Amortization of Netscape service, distribution costs and trademarks              23,451             --             --
      Loss on disposal of property and equipment                                           90             --             96
      Provision for loan impairment                                                        --             --            629
      Equity share of losses in affiliated company                                      2,134            477             --
   Changes in assets and liabilities:
        Accounts receivable                                                           (15,195)       (18,044)        (2,970)
        Prepaid Netscape distribution costs and trademarks                            (70,000)            --             --
        Prepaid expenses and other current assets                                      (2,929)        (3,819)          (895)
        Other assets                                                                      461         (4,221)          (896)
        Accounts payable                                                                7,077         (1,067)         5,721
        Accrued compensation                                                            3,869          3,904            454
        Related party liabilities                                                       3,692          1,401             --
        Other accrued liabilities                                                       7,101          2,336          6,512
                                                                                    ---------      ---------      ---------
           Net cash used by operating activities                                      (54,086)       (44,325)       (27,017)
                                                                                    ---------      ---------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchases of property and equipment                                                (16,774)        (7,347)        (1,109)
   Proceeds from disposal of property and equipment                                       186             --             --
   Purchases of investments                                                           (26,266)       (48,182)       (49,811)
   Sales and maturities of investments                                                 31,353         49,235         31,936
   Investment in affiliated company                                                    (4,377)            --             --
   Notes and advances to Novo MediaGroup, Inc.                                             --             --           (629)
                                                                                    ---------      ---------      ---------
           Net cash used in investing activities                                      (15,878)        (6,294)       (19,613)
                                                                                    ---------      ---------      ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Payments on capital lease and other financing obligations                           (3,904)        (4,105)        (1,787)
   Net (payments) proceeds on bank line of credit and other notes payable                (564)         5,878          1,064
   Proceeds from issuance of convertible note                                              --          5,000             --
   Proceeds from sale of redeemable convertible preferred stock                            --         13,975         14,172
   Proceeds from issuance of common stock                                             103,725         41,146         37,219
                                                                                    ---------      ---------      ---------
           Net cash provided by financing activities                                   99,257         61,894         50,668
                                                                                    ---------      ---------      ---------

Net increase in cash and cash equivalents                                              29,293         11,275          4,038
Cash and cash equivalents at beginning of period                                       16,073          4,798            760
                                                                                    ---------      ---------      ---------
Cash and cash equivalents at end of period                                           $ 45,366       $ 16,073       $  4,798
                                                                                    =========      =========      =========
NON-CASH FINANCING ACTIVITIES:
   Conversion of convertible preferred stock to common stock                         $ 12,135       $ 20,358       $ 16,129
   Property and equipment acquired under capital leases and other non-
      lease financing                                                                $ 16,763       $  7,400       $  7,652
   Preferred stock issued by acquired company for ownership interest                 $     --       $  1,720       $     --
   Conversion of notes payable to common stock                                       $     --       $     --       $  1,400
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                                            $  2,725       $  1,050       $    379

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  EXCITE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business

   Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, is a global Internet media company offering consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. The Excite Network consists of the Excite (www.excite.com), WebCrawler (www.webcrawler.com) and Classifieds2000 (www.classifieds2000.com) brands, which provide a gateway to the World Wide Web (the "Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers navigate the Web, the Excite Network contains a suite of specialized information services, organized under numerous topical channels which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and other community features and personalization capabilities. Localized versions of Excite are available in Australia, China, France, Germany, Italy, Japan, Sweden, the Netherlands and the United Kingdom. The Company conducts its business within two industry segments, including the selling of banner and sponsorship advertising on the Excite Network to customers in various industries, and, through the merger with MatchLogic, Inc. ("MatchLogic"), ad serving and targeting services. See Note 2 and "Risk Factors that May Affect Future Results - Acquisition Strategy; Integration of Past and Future Acquisitions."

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

   The effect of this restatement on previously reported consolidated financial statements is as follows:

                                                Year Ended                       Year Ended                    Year Ended
                                            December 31, 1998                 December 31, 1997             December 31, 1996
                                       ---------------------------      ----------------------------    ---------------------------
                                       As Reported     As Restated      As Reported      As Restated     As Reported    As Restated
                                       -----------     -----------      -----------      -----------     -----------    -----------

Net loss                               $   (36,974)    $  (37,559)      $  (41,392)      $  (46,814)     $  (43,117)    $  (44,179)
Basic and diluted net loss per share   $     (0.78)    $    (0.79)      $    (1.47)      $    (1.57)     $    (2.38)    $    (2.37)

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

                                                          DECEMBER 31,
                                                    ----------------------
(IN THOUSANDS)                                        1998          1997
                                                    --------       -------

Computer equipment and internal use software        $ 43,746       $18,639
Furniture and fixtures                                 6,581         3,006
Leasehold improvements                                 7,125         2,607
                                                    --------       -------
                                                      57,452        24,252
Less: accumulated depreciation and amortization      (21,515)       (8,671)
                                                    --------       -------
                                                    $ 35,937       $15,581
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

                                             LIFE IN           DECEMBER 31,
(IN THOUSANDS)                               MONTHS          1998        1997
                                            ---------      --------    --------

Goodwill                                        36         $ 11,163    $    362
Trademarks, trade names and other             24-36           2,346       2,346
Developed technology                            13            8,400       8,400
Operating agreement                              4            1,200       1,200
Distribution agreement                          24              500         500
                                                           --------    --------
                                                             23,609      12,808
Less: accumulated amortization                              (14,817)    (11,037)
                                                           --------    --------
                                                           $  8,792    $  1,771
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

                                                              YEARS ENDED DECEMBER 31,
                                                      ------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1998          1997          1996
                                                      --------      --------      --------
Net loss                                              $(37,559)     $(46,814)     $(44,179)
                                                      ========      ========      ========
  Weighted average shares outstanding                   48,180        30,862        19,868
  Weighted average common shares issued subject
    to repurchase agreements                              (705)       (1,133)       (1,220)
                                                      --------      --------      --------
Shares used to compute basic and diluted net loss
  per share                                             47,475        29,729        18,648
                                                      ========      ========      ========
Basic and diluted net loss per share                   $ (0.79)      $ (1.57)      $ (2.37)
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

2.      BUSINESS COMBINATIONS AND PURCHASED PRODUCT RIGHTS

   During the three years ended December 31, 1998, Excite completed the following acquisitions:

                                                                          SHARES OF EXCITE
                                                             SHARES OF       SERIES E          SHARES OF
                                                              EXCITE        CONVERTIBLE       OPTIONS AND
                                                              COMMON       PREFERRED STOCK     WARRANTS
COMPANY OR TECHNOLOGY ACQUIRED    DATE ACQUIRED            STOCK ISSUED       ISSUED            ASSUMED
------------------------------    -------------            ------------    ---------------    -----------
(IN THOUSANDS)
McKinley                          August   1996                  1,700            --                28
AOL's WebCrawler                  November 1996                     --         1,950                --
Netbot                            November 1997                  1,708            --               422
MatchLogic                        February 1998                  6,122            --             1,049
Classifieds2000                   April    1998                  1,730            --                50
Throw                             April    1998                    330            --               318

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

   Separate results of the combined entities through the periods preceding the merger (February 2, 1998) are as follows:

                   PERIOD ENDED         YEARS ENDED DECEMBER 31,
                    FEBRUARY 2,        ---------------------------
(IN THOUSANDS)         1998              1997              1996
                     --------          --------          --------
                   (UNAUDITED)
Revenues:
  Excite              $ 6,016           $51,863           $14,823
  MatchLogic              376             3,963                --
                     --------          --------          --------
                      $ 6,392           $55,826           $14,823
                     ========          ========          ========

Net Loss:
  Excite              $(1,851)         $(35,581)         $(44,179)
  MatchLogic           (1,388)          (11,233)               --
                     --------          --------          --------
                      $(3,239)         $(46,814)         $(44,179)
                     ========          ========          ========

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

   Separate results of the combined entities through the periods preceding the merger (April 1, 1998) are as follows:

                         PERIOD ENDED          YEARS ENDED DECEMBER 31,
                            APRIL 1,        --------------------------
(IN THOUSANDS)               1998             1997              1996
                          -----------       --------          --------
                           (UNAUDITED)
Revenues:
  Excite                   $23,001           $54,280           $14,757
  Classifieds2000            1,255             1,546                66
                          --------          --------          --------
                           $24,256           $55,826           $14,823
                          ========          ========          ========

Net Loss:
  Excite                   $(6,959)         $(45,169)         $(43,900)
  Classifieds2000             (584)           (1,645)             (279)
                          --------          --------          --------
                           $(7,543)         $(46,814)         $(44,179)
                          ========          ========          ========


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

   The estimated fair value of cash, cash equivalents and short-term investments are as follows:

                                     YEARS ENDED DECEMBER 31,
                                     ------------------------
(IN THOUSANDS)                          1998            1997
                                     -------         -------

Cash and cash equivalents:
  Cash                               $33,977          $5,995
  Money market funds                     126              62
  Commercial paper                        --           1,958
  U.S. Government securities          11,263           8,058
                                     -------         -------
                                     $45,366         $16,073
                                     =======         =======
Short-term investments:
  Commercial paper                    $3,104          $7,791
  Equity securities                    4,411              --
  U.S. Government securities           8,166           9,402
                                     -------         -------
                                     $15,681         $17,193
                                     =======         =======
Restricted investments:
  Cash                                $  223          $   --
  Certificates of deposit                335              --
  Equity securities                       --             302
                                     -------         -------
                                      $  558          $  302
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

4.      BORROWINGS UNDER BANK LINE OF CREDIT AND OTHER NOTES PAYABLE

   Borrowings under bank line of credit and other notes payable, all of which are current liabilities, are as follows:

                                                   DECEMBER 31,
(IN THOUSANDS)                                 1998           1997
                                              ------         ------
Borrowings under bank line of credit          $6,000         $6,000
Borrowings under credit facility loan             --            489
Other notes payable                              100            100
                                              ------         ------
                                              $6,100         $6,589
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

   Equipment under capital leases consist of the following:

                                                                DECEMBER 31,
                                                        --------------------------
(IN THOUSANDS)                                              1998              1997
                                                        --------          --------

Computer equipment and internal use software             $25,855           $ 9,914
Furniture and fixtures                                     3,232               785
                                                        --------          --------
                                                          29,087            10,699
Less: accumulated depreciation and amortization          (13,929)           (5,490)
                                                        --------          --------
                                                         $15,158           $ 5,209
                                                        ========          ========

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

   Annual minimum commitments under these leases and other financing arrangements are as follows:

                                                CAPITAL          OTHER           OPERATING           SUBLEASE
(IN THOUSANDS)                                   LEASES        FINANCING            LEASES             RENT
                                               --------        ---------          --------         --------
Years Ended December 31,
                                  1999          $ 8,873           $ 1,756           $ 5,434          $  (911)
                                  2000            7,857             1,176             4,970             (445)
                                  2001            4,981               495             5,065             (457)
                                  2002              113                --             4,858             (469)
                                  2003               --                --             4,454             (120)
   Thereafter                                        --                --            20,264               --
                                               --------          --------          --------         --------
Total minimum payments required                 $21,824           $ 3,427           $45,045          $(2,402)
                                               ========          ========          ========         ========
Less amounts representing interest               (3,023)             (328)
                                               --------          --------
Present value of future lease payments           18,801             3,099
Less current portion                             (7,133)           (1,531)
                                               --------          --------
                                                $11,668           $ 1,568
                                               ========          ========

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

   A summary of activity under the Plans is as follows:



                                         SHARES                OPTIONS OUTSTANDING               WEIGHTED
                                       AVAILABLE      -----------------------------------        AVERAGE
                                          FOR          NUMBER OF                                 EXERCISE
(SHARES IN THOUSANDS)                    GRANT           SHARES           PRICE PER SHARE          PRICE
                                       ----------      ---------         ----------------        ---------

Balance at December 31, 1995               550            2,748            $0.018-$17.306          $0.16
  Additional shares authorized           6,418               --                        --             --
  Options granted and assumed           (5,844)           5,844              0.260-33.879           3.13
  Options exercised                         --             (600)              0.018-2.875           0.17
  Options canceled                         526             (526)             0.018-33.879           5.25
  Options expired                       (1,056)              --                        --             --
                                       -------          -------          ----------------         ------
Balance at December 31, 1996               594            7,466              0.018-33.879           2.33
  Additional shares authorized           5,810               --                        --             --
  Options granted and assumed           (4,647)           4,647              0.018-14.188           4.86
  Options exercised                         --           (1,128)              0.018-8.063           1.31
  Options canceled                       1,272           (1,272)             0.018-33.879           2.58
  Options expired                         (420)              --                        --             --
                                       -------          -------          ----------------         ------
Balance at December 31, 1997             2,609            9,713              0.018-33.879           3.60
  Additional shares authorized           6,850               --                        --             --
  Options granted and assumed           (6,014)           6,014              0.315-52.375          28.64
  Options exercised                         --           (3,630)             0.018-44.313           3.34
  Options canceled                       1,741           (1,741)             0.063-35.875           6.24
  Options expired                         (245)              --                        --             --
                                       -------          -------          ----------------         ------
Balance at December 31, 1998             4,941           10,356            $0.018-$52.375         $17.19
                                       =======          =======          ================         ======


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


                                                 YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                           1998            1997            1996
                                         ------          ------          ------
Average risk-free interest rate            5.1%            6.1%            5.9%
Average expected life (in years)            3.0             3.0             4.5
Volatility (1)                             106%             75%             75%

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:


                                                          YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)             1998                1997                1996
                                              ----------          ----------          ----------
Net loss:
  As reported                                 $  (37,559)         $  (46,814)         $  (44,179)
  Pro forma                                   $  (80,302)         $  (58,188)         $  (45,890)

Basic and diluted net loss per share:
  As reported                                 $    (0.79)         $    (1.57)         $    (2.37)
  Pro forma                                   $    (1.69)         $    (1.96)         $    (2.46)

   The weighted average fair value of options granted during 1998, 1997 and 1996 was approximately $22.15, $3.45 and $1.77 per share, respectively, and was approximately $7.42 and $3.87, respectively, for shares granted under the ESPP in 1998 and 1997.

   The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                          OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                          ----------------------------------------------------      ---------------------------------
                                              WEIGHTED-
                                               AVERAGE
                              NUMBER          REMAINING           WEIGHTED-             NUMBER           WEIGHTED-
   RANGE OF                OUTSTANDING     CONTRACTUAL LIFE        AVERAGE           EXERCISABLE          AVERAGE
EXERCISE PRICES           (IN THOUSANDS)      (IN YEARS)        EXERCISE PRICE      (IN THOUSANDS)     EXERCISE PRICE
---------------           --------------      ----------        --------------      --------------     --------------
 $0.018- $0.220               1,014                7.5            $    0.16              362              $    0.13
 $0.290- $2.875                 500                7.8            $    1.41              145              $    1.44
 $2.938- $4.375               1,699                8.0            $    3.39              329              $    3.38
 $4.500-$10.063               1,427                8.4            $    6.81              292              $    6.24
$10.969-$14.938                 568                8.9            $   12.70               88              $   12.17
$15.969-$28.250               2,620                9.3            $   23.88              106              $   23.79
$28.907-$43.625               2,207                9.6            $   34.52               89              $   34.45
$44.313-$52.375                 321                9.8            $   49.10                5              $   45.36
                             ------              -----            ---------           ------              ---------
 $0.018-$52.375              10,356                8.8            $   17.19            1,416              $    7.11
                             ======              =====            =========           ======              =========

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

                                                             YEARS ENDED DECEMBER 31,
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

   Information by Operating Segment:

                                                              INTERNET         AD SERVING
(IN THOUSANDS)                                                NAVIGATION       & TARGETING          TOTAL
                                                              ----------       -----------          -----
Year ended December 31, 1998
----------------------------

Operating information:
  Revenues from external customers                            $ 126,370         $  28,990         $ 155,360
  Gross profit                                                $ 100,308         $  25,566         $ 125,874
  Distribution license fees and data acquisition costs        $  14,899         $   6,824         $  21,723
  Segment operating loss                                      $ (29,269)        $  (4,919)        $ (34,188)
Balance sheet information at December 31, 1998:
  Total assets                                                $ 205,662         $  15,011         $ 220,673

Year ended December 31, 1997
----------------------------

Operating information:
  Revenues from external customers                            $  51,863         $   3,963         $  55,826
  Gross profit                                                $  30,688         $   3,537         $  34,225
  Distribution license fees and data acquisition costs        $   7,615         $   1,750         $   9,365
  Segment operating loss                                      $ (35,273)        $ (10,931)        $ (46,204)
Balance sheet information at December 31, 1997:
  Total assets                                                $  75,893         $   3,263         $  79,156

Balance sheet information at December 31, 1997:
  Total assets                                                $  75,893         $   3,263         $  79,156


   Information by Geographic Area:

                                              YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------
(IN THOUSANDS)                       1998              1997              1996
                                   ---------         ---------         ---------
Revenues:
  United States operations
    United States customers        $ 151,135         $  53,798         $  14,787
    International customers              211               831                36
                                   ---------         ---------         ---------
                                     151,346            54,629            14,823
  International operations:
    International customers            4,014             1,197                --
                                   ---------         ---------         ---------
      Total revenues               $ 155,360         $  55,826         $  14,823
                                   =========         =========         =========

Operating loss:
  United States operations         $ (31,867)        $ (42,808)        $ (45,105)
  International operations            (2,321)           (3,396)             (129)
                                   ---------         ---------         ---------

      Total operating loss         $ (34,188)        $ (46,204)        $ (45,234)
                                   =========         =========         =========


                                                 DECEMBER 31,
                                  ----------------------------------------
(IN THOUSANDS)                      1998            1997            1996
                                  --------        --------        --------
Long-lived assets:
  United States operations        $ 72,074        $ 21,729        $ 21,198
  International operations              81             313              --
                                  --------        --------        --------
                                  $ 72,155        $ 22,042        $ 21,198
                                  ========        ========        ========
Total assets:
  United States operations        $217,789        $ 78,051        $ 48,780
  International operations           2,884           1,105              30
                                  --------        --------        --------
                                  $220,673        $ 79,156        $ 48,810
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

                                                                  CAPITALIZED      AMORTIZATION        BALANCE
                                                                 AMOUNTS AS OF    JUNE 1, 1998 TO       AS OF
                                                                    APRIL 30        DECEMBER 31,     DECEMBER 31,
(IN THOUSANDS)                                                        1998             1998             1998
                                                                    --------         --------         --------
Prepaid distribution license fees and data acquisition costs        $ 29,285         $ (5,776)        $ 23,509
Prepaid Netscape service                                              50,591          (14,757)          35,834
Prepaid trademark license                                             10,000           (2,916)           7,084
                                                                    --------         --------         --------
                                                                    $ 89,876         $(23,449)        $ 66,427
                                                                    ========         ========         ========

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

16.     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                      THREE MONTHS ENDED,
                                                                 ----------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            MAR. 31          JUN. 30          SEP. 30          DEC. 31
                                                                 -------          -------          -------          -------
1998:
Revenues                                                        $ 24,256         $ 33,005         $ 44,004         $ 54,095
Cost of revenues:
    Hosting costs                                                  2,788            3,667            4,447            5,259
    Royalties and other cost of revenues                           3,219            2,792            3,277            4,037
                                                                --------         --------         --------         --------
        Total cost of revenues                                     6,007            6,459            7,724            9,296
Gross profit                                                      18,249           26,546           36,280           44,799
Operating expenses:
    Research and development                                       6,252            7,291            8,151            7,863
    Sales and marketing                                           10,776           14,918           16,294           21,086
    Distribution license fees and data acquisition costs           3,986            5,179            5,664            6,894
    General and administrative                                     3,115            3,928            4,264            5,625
    In-process technology                                             --            6,200               --               --
    Merger and acquisition related costs, including
      amortization of goodwill and other purchased
      intangibles                                                    977            1,920            1,177              829
    Amortization of prepaid Netscape service                          --            2,525            7,574            7,574
                                                                --------         --------         --------         --------
        Total operating expenses                                  25,106           41,961           43,124           49,871
Operating loss                                                    (6,857)         (15,415)          (6,844)          (5,072)
Interest income                                                      402              385              420              418
Interest expense and other                                          (610)          (1,034)            (561)            (657)
Equity share of losses of affiliated company                        (479)            (551)            (614)            (490)
                                                                --------         --------         --------         --------
Net loss                                                        $ (7,544)        $(16,615)        $ (7,599)        $ (5,801)
                                                                ========         ========         ========         ========

Basic and diluted net loss per share                            $  (0.18)        $  (0.36)        $  (0.15)        $  (0.11)
                                                                ========         ========         ========         ========
Shares used in computing net loss per share                       41,336           46,600           50,339           51,511
                                                                ========         ========         ========         ========

1997:
Revenues                                                        $  8,021         $ 10,476         $ 16,394         $ 20,935
Cost of revenues:
    Hosting costs                                                  1,852            1,701            2,539            2,555
    Royalties and other cost of revenues                             663              679            1,271            2,127
    Amortization of purchased technology                           2,399            1,938            1,939            1,938
                                                                --------         --------         --------         --------
        Total cost of revenues                                     4,914            4,318            5,749            6,620
Gross profit                                                       3,107            6,158           10,645           14,315
Operating expenses:
    Research and development                                       3,373            4,064            4,767            5,996
    Sales and marketing                                            6,745            7,903            8,607           11,056
    Distribution license fees and data acquisition costs              30            1,707            3,216            4,412
    General and administrative                                     2,087            2,412            3,365            4,354
    In-process technology                                             --            2,346               --               --
    Merger and acquisition related costs, including
      amortization of goodwill and other purchased
      intangibles                                                    953              463              530            2,043
                                                                --------         --------         --------         --------
        Total operating expenses                                  13,188           18,895           20,485           27,861
Operating loss                                                   (10,081)         (12,737)          (9,840)         (13,546)
Interest income                                                      251              277              409              380
Interest expense and other                                          (123)            (248)            (348)            (731)
Equity share of losses of affiliated company                          --               --               --             (477)
                                                                --------         --------         --------         --------
Net loss                                                        $ (9,953)        $(12,708)        $ (9,779)        $(14,374)
                                                                ========         ========         ========         ========

Basic and diluted net loss per share                            $  (0.39)        $  (0.48)        $  (0.30)        $  (0.42)
                                                                ========         ========         ========         ========
Shares used in computing net loss per share                       25,394           26,482           32,900           34,139
                                                                ========         ========         ========         ========

                                                                                     THREE MONTHS ENDED,
                                                                 ----------------------------------------------------------
                                                                 MAR. 31          JUN. 30          SEP. 30          DEC. 31
                                                                 -------          -------          -------          -------
1996:
Revenues                                                        $  1,374         $  2,816         $  4,082         $  6,551
Cost of revenues:
    Hosting costs                                                    246              413            1,015            1,622
    Royalties and other cost of revenues                             143               14              160              370
    Amortization of purchased technology                              --               --               --              186
                                                                --------         --------         --------         --------
        Total cost of revenues                                       389              427            1,175            2,178
Gross profit                                                         985            2,389            2,907            4,373
Operating expenses:
    Research and development                                       1,376            2,109            2,132            2,646
    Sales and marketing                                            2,489            3,203            6,394            9,272
    Distribution license fees and data acquisition costs           1,625           10,000              253               --
    General and administrative                                     1,141            2,812            2,007            1,795
    In-process technology                                             --               --               --            3,500
    Merger and acquisition related costs, including
      amortization of goodwill and other purchased
      intangibles                                                     --               73            2,292              769
                                                                --------         --------         --------         --------
        Total operating expenses                                   6,631           18,197           13,078           17,982
Operating loss                                                    (5,646)         (15,808)         (10,171)         (13,609)
Interest income                                                       30              492              539              403
Interest expense and other                                           (28)            (121)            (111)            (149)
                                                                --------         --------         --------         --------
Net loss                                                        $ (5,644)        $(15,437)        $ (9,743)        $(13,355)
                                                                ========         ========         ========         ========

Basic and diluted net loss per share                            $  (1.35)        $  (0.67)        $  (0.41)        $  (0.56)
                                                                ========         ========         ========         ========
Shares used in computing net loss per share                        4,170           22,903           23,647           23,872
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

                                       EXCITE, INC.

Date:  April 26, 1999                  By: /s/ ROBERT C. HOOD
                                           -------------------------------------
                                           ROBERT C. HOOD
                                           Executive Vice President, Chief
                                           Administrative Officer and Chief
                                           Financial Officer


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

             NAME                                TITLE                               DATE
             ----                                -----                               ----
PRINCIPAL EXECUTIVE OFFICERS:

/s/ GEORGE BELL                     Chief Executive Officer and                April 26, 1999
---------------------------------   Director
George Bell

PRINCIPAL FINANCIAL AND
PRINCIPAL ACCOUNTING OFFICER:

/s/ Robert C. Hood                  Executive Vice President, Chief            April 26, 1999
---------------------------------   Administrative Officer and Chief
Robert C. Hood                      Financial Officer

ADDITIONAL DIRECTORS:

/s/ JOSEPH R. KRAUS                 Senior Vice President and Director         April 26, 1999
---------------------------------
Joseph R. Kraus

/s/ VINOD KHOSLA                    Director                                   April 26, 1999
----------------------------------
Vinod Khosla

/s/ JEFFREY BERG                    Director                                   April 26, 1999
----------------------------------
Jeffrey Berg

/s/ GEOFFREY Y. YANG                Director                                   April 26, 1999
----------------------------------
Geoffrey Y. Yang

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
23.1     Consent of Ernst & Young LLP, Independent Auditors
27.1     Financial Data Schedule