Form 10-Q
period 1999-03-31
EXCITE INC
filed 1999-05-17
CIK 1007297

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                         Commission file number 0-28064

                             ----------------------

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

                            YES   [X]        NO   [ ]


 As of April 30, 1999 there were 55,127,206 shares of the Registrant's Common Stock outstanding.

================================================================================

                                  EXCITE, INC.
                          QUARTERY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1999


                                      INDEX

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets - March 31, 1999
             and December 31, 1998                                            3

           Condensed Consolidated Statements of Operations - Three Months
             Ended March 31, 1999 and 1998                                    4

           Condensed Consolidated Statements of Cash Flows - Three Months
             Ended March 31, 1999 and 1998                                    5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         25

PART II    OTHER INFORMATION

Item 1.    Legal proceedings                                                  26

Item 2.    Changes in Securities and Use of Proceeds                          26

Item 3.    Defaults Upon Senior Securities                                    26

Item 4.    Submission of Matters to a Vote of Security Holders                26

Item 5.    Other Information                                                  26

Item 6.    Exhibits and Reports on Form 8-K                                   26

           Signatures                                                         27

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  EXCITE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              MARCH 31,      DECEMBER 31,
                                                                                1999             1998
                                                                             -----------     ------------
                                                                             (unaudited)          (1)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                $  45,407       $  45,366
     Short-term investments                                                      27,334          15,681
     Restricted investments                                                       1,637             558
     Accounts receivable, net                                                    31,395          36,592
     Related party receivable                                                     5,071           1,826
     Prepaid Netscape distribution costs and trademarks, current portion         47,039          45,473
     Other prepaid and current assets                                            10,534           3,022
                                                                              ---------       ---------
        Total current assets                                                    168,417         148,518

Property and equipment, net                                                      41,351          35,937
Investment in affiliated company                                                  1,667           2,243
Prepaid Netscape distribution costs and trademarks                                8,721          20,954
Intangible assets, net                                                            7,703           8,792
Other assets                                                                     19,177           4,229
                                                                              ---------       ---------
        Total assets                                                          $ 247,036       $ 220,673
                                                                              =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank line of credit and other notes payable                              $     100       $   6,100
     Accounts payable                                                             7,672          13,079
     Accrued compensation                                                         8,214           9,038
     Deferred revenue, current portion                                            5,394           2,843
     Capital lease obligations, current portion                                  10,148           7,133
     Non-lease financing, current portion                                         4,373           1,531
     Other equipment financing                                                    1,149           7,481
     Related party liabilities                                                    4,056           5,092
     Other accrued liabilities                                                    6,512           6,741
                                                                              ---------       ---------
        Total current liabilities                                                47,618          59,038

Deferred revenue                                                                  2,000              --
Capital lease obligations                                                        18,668          11,668
Non-lease financing                                                               6,581           1,568
Convertible note                                                                  5,000           5,000

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock                                                      --             813
    Common stock                                                                     55              52
    Additional paid-in-capital ("APIC")                                         309,091         277,759
    Deferred compensation                                                          (789)           (907)
    Unrealized gain on available-for-sale investments                             1,889           1,319
    Accumulated deficit                                                        (143,077)       (135,637)
                                                                              ---------       ---------
       Total stockholders' equity                                               167,169         143,399
                                                                              ---------       ---------
            Total liabilities and stockholders' equity                        $ 247,036       $ 220,673
                                                                              =========       =========

(1) Derived from audited financial statements as of December 31, 1998.


   The accompanying notes are an integral part of these financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -----------------------
                                                               1999           1998
                                                             --------       --------
Revenues (1)                                                 $ 54,085       $ 24,256

Cost of revenues:
   Hosting costs                                                6,813          2,788
   Royalties and other cost of revenues                         3,944          3,219
                                                             --------       --------
      Total cost of revenues                                   10,757          6,007
                                                             --------       --------

Gross profit                                                   43,328         18,249

Operating expenses:
   Research and development                                     7,533          6,252
   Sales and marketing                                         20,358         10,776
   Distribution license fees and data acquisition costs         6,935          3,986
   General and administrative                                   5,037          3,115
   Merger and acquisition related costs, including
    amortization of goodwill and other purchased
    intangibles                                                 2,365            977
   Amortization of prepaid Netscape service                     7,574             --
                                                             --------       --------
      Total operating expenses                                 49,802         25,106
                                                             --------       --------

Operating loss                                                 (6,474)        (6,857)
Interest expense and other, net                                  (390)          (208)
Equity share of losses of affiliated company                     (576)          (479)
                                                             --------       --------

Net loss                                                     $ (7,440)      $ (7,544)
                                                             ========       ========

Basic and diluted net loss per share                         $  (0.14)      $  (0.18)
                                                             ========       ========

Shares used in computing net loss per share                    52,807         41,336
                                                             ========       ========


(1) Includes related party revenue of $6.6 million and $0.8 million for the three months ended March 31, 1999 and 1998, respectively.



   The accompanying notes are an integral part of these financial statements.

                                  EXCITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   (Increase (decrease) in cash and cash equivalents, in thousands; unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   -----------------------
                                                                                     1999           1998
                                                                                   --------       --------
CASH FLOWS USED BY OPERATING ACTIVITIES:
Net loss                                                                           $ (7,440)      $ (7,544)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of deferred compensation                                               119            158
    Compensation expense from accelerated deferred compensation
      charges and stock option vesting                                                   --            122
    Depreciation                                                                      5,193          2,339
    Amortization of intangibles                                                       1,089            278
    Amortization of Netscape service, distribution costs and trademarks              10,667             --
    Loss on disposal of property and equipment                                          365            174
    Equity share of losses in affiliated company                                        576            479
  Changes in assets and liabilities:
      Accounts receivable                                                             5,197            712
      Other prepaid expenses and current assets                                      (7,512)          (263)
      Other assets                                                                   (6,948)         1,866
      Accounts payable                                                               (5,407)        (1,587)
      Accrued compensation                                                             (824)        (1,481)
      Related party liabilities                                                      (4,279)        (2,008)
      Deferred revenue                                                                  551           (239)
      Other accrued liabilities                                                        (229)         1,276
                                                                                   --------       --------
        Net cash used by operating activities                                        (8,882)        (5,718)
                                                                                   --------       --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (5,200)          (141)
  Purchases of investments                                                          (19,490)        (9,159)
  Sales and maturities of investments                                                 3,327          8,794
  Investment in affiliated company                                                       --         (2,019)
                                                                                   --------       --------
        Net cash used in investing activities                                       (21,363)        (2,525)
                                                                                   --------       --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds (payments) on capital lease and other financing obligations                5,764         (1,267)
  Net (payments) proceeds on bank line of credit and other notes payable             (6,000)            10
  Proceeds from issuance of common stock                                             30,522          2,543
                                                                                   --------       --------
        Net cash provided by financing activities                                    30,286          1,286
                                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                                     41         (6,957)
Cash and cash equivalents at beginning of period                                     45,366         16,073
                                                                                   --------       --------
Cash and cash equivalents at end of period                                         $ 45,407       $  9,116
                                                                                   ========       ========
NON-CASH FINANCING ACTIVITIES:
  Conversion of convertible preferred stock to common stock                        $     --       $  8,705
  Property and equipment acquired under capital leases and other non-
    lease financing                                                                $  5,772       $  3,719
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                                                           $    756       $    434



   The accompanying notes are an integral part of these financial statements.

                                  EXCITE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business

   Excite, Inc. ("Excite" or the "Company"), formerly Architext Software, Inc., which was formed in June 1994, is a global Internet media company offering consumers and advertisers comprehensive Internet navigation services with extensive personalization capabilities. The Excite Network consists of the Excite (www.excite.com) and WebCrawler (www.webcrawler.com) brands, which provide a gateway to the World Wide Web (the "Web") that organizes, aggregates and delivers information to meet the needs of individual consumers. Designed to help consumers navigate the Web, the Excite Network contains a suite of specialized information services, organized under numerous topical channels which combine proprietary search technology, editorial Web reviews, aggregated content from third parties, bulletin boards, chat and other community features and personalization capabilities. Localized versions of Excite are available in Australia, China, France, Germany, Italy, Japan, Sweden, the Netherlands and the United Kingdom. The Company conducts its business within two industry segments, including the selling of banner and sponsorship advertising on the Excite Network to customers in various industries, and, through Excite's wholly-owned subsidiary, MatchLogic, Inc. ("MatchLogic"), ad serving and targeting services. See "Risk Factors that May Affect Future Results - Acquisition Strategy; Integration of Past and Future Acquisitions."

   Basis of Presentation

    The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. A condensed consolidated statement of comprehensive loss has not been presented because the components of comprehensive loss are not material.

   These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes as included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on April 26, 1999.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

   Revenue Recognition

   Advertising revenues are derived principally from short-term advertising contracts in which the Company guarantees a minimum number of impressions
(a view of an advertisement by a consumer) for a fixed fee. The Company also enters into a number of longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with Excite services and provide for more varied sources of revenue to Excite over the term of the agreements, which average between 2 to 3 years. Under these agreements, Excite earns fees for initial programming, initiation of service and access to the Excite Network, and for generating impressions, which in some instances are guaranteed. These revenues, as well as contract and other revenues, which include MatchLogic's ad serving and targeting revenues, are generally recognized ratably over the term of the agreements, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, the Company defers recognition of the corresponding revenues. The terms of a number of these agreements provide that revenues from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized.

   Per Share Data

   The Company has excluded all convertible debt, convertible preferred stock, warrants and employee stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998, respectively:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)         1999           1998
                                                       --------       --------

Net loss                                               $ (7,440)      $ (7,544)
                                                       ========       ========
  Weighted average shares outstanding                    53,241         42,236
  Weighted average common shares issued subject
    to repurchase agreements                               (434)          (900)
                                                       --------       --------
Shares used to compute basic and diluted net loss
  per share                                              52,807         41,336
                                                       ========       ========
Basic and diluted net loss per share                   $  (0.14)      $  (0.18)
                                                       ========       ========

   Reclassifications

   Certain previously reported amounts have been reclassified to conform to the current presentation format.

2.  AT HOME MERGER

   On January 19, 1999, Excite, At Home Corporation, or "At Home," a company that provides Internet services to consumers and businesses over the cable television infrastructure, and Countdown Acquisition Corporation, a wholly-owned subsidiary of At Home, entered into a definitive Agreement and Plan of Reorganization, or the "Merger Agreement."

   Pursuant to the Merger Agreement, Excite will become a wholly-owned subsidiary of At Home. At the effective time of the Merger, all outstanding shares of Excite's Common Stock will be exchanged for shares of At Home's Series A Common Stock, and options and warrants to purchase Excite's Common Stock will be exchanged for options or warrants, as applicable, to purchase shares of At Home's Series A Common Stock. Each share of Excite's Common Stock will be exchanged for 1.041902 shares of At Home's Series A Common Stock. At Home has announced that it intends to effect a 2-for-1 stock split, for the stockholders of record as of June 2, 1999, which is subject to stockholder approval. If this stock split occurs before the merger closes, each Excite stockholder will receive 2.083804 shares of At Home's Series A Common Stock for each share of Excite Common Stock. The exercise price and number of shares of Excite's Common Stock subject to options or warrants will be appropriately adjusted to reflect the exchange ratio. Any outstanding convertible debt at the effective time of the Merger, will thereafter be convertible into the number of shares of At Home's Series A Common Stock to which a holder of Excite's Common Stock would have been entitled to receive if the holder had converted the convertible debt into Excite's Common Stock prior to the Merger. The transaction is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

   In connection with the execution of the Merger Agreement, Excite and At Home entered into a Stock Option Agreement, or the "Stock Option Agreement," pursuant to which Excite granted to At Home an option to purchase up to 19.9% of the outstanding shares of Excite's Common Stock, which is exercisable upon the occurrence of certain events relating to Excite terminating the Merger Agreement and entering into a similar agreement with a third party specified in the Stock Option Agreement.

   The Merger, which is expected to close in the second quarter of 1999, is subject to approval of the Excite and At Home stockholders. The meeting of the stockholder's of Excite and At Home will take place on May 28, 1999. In April 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired. In April 1999, the Securities and Exchange Commission declared effective the registration statement on Form S-4 with respect to the shares of At Home's Series A Common Stock to be issued in the Merger.

   Excite may be required to pay a substantial termination fee if the Merger Agreement is terminated for certain specific reasons and Excite is subsequently acquired by another party. Excite has filed the Merger Agreement with the Securities and Exchange Commission on January 20, 1999 under its Report on
Form 8-K.

3.  CAPITALIZED INTERNAL USE SOFTWARE

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company adopted SOP 98-1 effective for the year ended December 31, 1998.

   The Company is in the process of developing and implementing an internal use software system which will integrate certain modules, such as: an order entry system; campaign management database; advertising tracking system and customer billing interface. During the first quarter of 1999, Excite began the application phase of this software system and as a result, has capitalized approximately $1.0 million in application programming and testing costs. Upon the completion of the various modules, the capitalized software costs are to be amortized ratably on a straight-line basis over a two year period, which is estimated to begin in the second half of 1999. The actual lives of the Company's capitalized software for internal use may differ from the Company's estimates, and such differences may cause carrying amounts of these assets to be reduced. During 1999, the Company expects to capitalize approximately $3.5 million relating to this internal use software system.

4.  BANK LINE OF CREDIT

   During 1997, the Company entered into and borrowed on a $6.0 million line of credit. The Company repaid the outstanding balance of $6.0 million and canceled this line of credit during the three months ended March 31, 1999.

   In March 1999, the Company entered into a secured revolving credit facility totaling $20.0 million with a letter of credit limit of $5.0 million, expiring in March 2000. The interest rate, determined by the level of borrowings, is based upon either the LIBOR rate plus 2.5% or a base rate established by the financial institution at the time of borrowing. Accrued interest on outstanding borrowings is payable monthly in arrears and any unpaid principal is due upon termination of the credit facility. Borrowings are collateralized by a security interest in substantially all of the Company's assets, including intellectual property. There was no outstanding balance under this credit facility at March 31, 1999. Under this credit facility, the Company is subject to certain commitment and utilization fees on the unused portion of the committed amount. At March 31, 1999, fees incurred were not material to the financial results of the Company. The credit facility requires the Company to maintain certain quarterly financial covenants. At March 31, 1999, the Company was in compliance with these covenants.

5.  JOINT VENTURES

    In March 1999, the Company and Retevision SA. ("Retevision") entered into a joint venture agreement to form Excite Retevision Espana SL ("Excite Espana"). The new company, Excite Espana, which is owned 50% by Excite and 50% by Retevision, will program certain portions of www.iddeo.es, the Internet site of Retevision, as well as provide a Spanish language search directory service under the Excite brand. Retevision has committed to provide the initial start-up capital for the venture, while Excite will provide the core technology, related services and brand name. Retevision will contribute a total of $5.0 million to Excite Espana. Excite will account for its interest in the joint venture under the equity method.

6.  RELATED PARTY TRANSACTIONS

   Investment in T E Network, Inc.

   In March 1999, the Company signed a stock purchase agreement with an online gaming Company, T E Network, Inc. ("TEN"). Under the agreement, the Company purchased 2,000,000 shares of TEN's Series D Preferred Stock for an aggregate purchase price of $8.0 million in consideration for a $4.0 million cash payment in March 1999 and a commitment for Excite to provide $4.0 million of promotional services through April 2002.

   America Online

   Revenues under the Company's five-year distribution agreement with America Online, Inc. ("AOL") signed in November 1996, were $1.1 million and $0.8 million for the three months ended March 31, 1999 and 1998, respectively. Expenses associated with this agreement for the three months ended March 31, 1999 and 1998 were not material.

   In January 1999, AOL sold approximately 4,900,000 shares of Excite Common Stock. As a result, of this sale, AOL ceased to be the beneficial owner of more than five percent of Excite's Common Stock on that date.

   In February 1999, AOL exercised its warrant to purchase 325,000 shares of Excite Series E Preferred Stock ("Series E"). AOL elected to receive a lesser number of shares in exchange for a reduction in the total exercise price, resulting in the net issuance of 311,970 shares of Series E, which were converted into 623,940 shares of Excite Common Stock. AOL sold the 623,940 shares of Excite Common Stock in February 1999.

   Notes Receivable from an Officer

   In January 1999, the Company provided an officer of the Company a loan option for $1.0 million. In March 1999, the officer exercised this loan option and borrowed $1.0 million from the Company. This note receivable bears interest at approximately 4.7% compounded annually and is secured by the officer's stock options of the Company. The note receivable is due upon termination of employment with the Company for any reason. Accrued interest as of March 31, 1999 was not material. In April 1999, $620,000 of the outstanding note receivable was repaid.

7.  NETSCAPE AGREEMENT

   In April 1998, the Company and Netscape entered into a two-year agreement (the "Netcenter Agreement") with respect to Netscape's "Netcenter" online service. The Company has paid a total of $70.0 million as a prepayment of its obligations under the Netcenter Agreement. In addition, the Company issued a warrant to Netscape to purchase 846,158 shares of the Company's Common Stock at an exercise price of approximately $29.55 per share and a second warrant to purchase 72,411 shares of the Company's Common Stock at an exercise price of approximately $138.10 per share. The fair value assigned to the warrants was $19.9 million. The $89.9 million, representing the combined value of marketing and distribution rights, trademarks and other exclusive rights, which extend over the term of the Netcenter Agreement, is being recognized ratably over the term of the agreement as distribution services are received, commencing with the launch of the service in June 1998.

   Prepaid Netscape Distribution Costs and Trademarks consists of the following:

                                                        AMORTIZATION
                                                       FOR THE THREE
                                       BALANCE AS OF    MONTHS ENDED     BALANCE AS OF
                                        DECEMBER 31,      MARCH 31,        MARCH 31,
(IN THOUSANDS)                             1998             1999             1999
                                       -------------   -------------     -------------
Prepaid distribution license fees
  and data acquisition costs             $ 23,509           (3,093)          20,416
Prepaid Netscape service                   35,834           (6,324)          29,510
Prepaid trademark license                   7,084           (1,250)           5,834
                                         --------         --------         --------
                                         $ 66,427         $(10,667)        $ 55,760
                                         ========         ========         ========

   During the three months ended March 31, 1999, the Company amortized $10.7 to operations. The $10.7 million charge to operations was as follows: $3.1 million was included in Distribution License Fees and Data Acquisition Costs and
$7.6 million was reported separately as Amortization of Prepaid Netscape
Service.

   In January and February 1999, Netscape exercised a portion of the first warrant issued under the Netcenter Agreement and paid approximately
$19.1 million to purchase 646,158 shares of the Company's Common Stock. As of March 31, 1999, Netscape had exercised the entire portion of the first warrant issued. The second warrant is exercisable for a two-year period commencing April 30, 1999.

   In March 1999, AOL completed the acquisition of Netscape, with Netscape becoming a wholly-owned subsidiary of AOL.

   In April 1999, Excite announced that it provided notice to Netscape, pursuant to the terms of the Netcenter Agreement, that it intends to terminate its agreement with respect to Netcenter as a result of the acquisition of Netscape by AOL. This agreement will terminate on June 17, 1999.

   Upon Excite providing Netscape notice to terminate the Netcenter Agreement, Excite is obligated to continue to operate the co-branded services for Netscape's Netcenter through June 17, 1999. Pursuant to the terms of the Netcenter Agreement, Netscape may be required to refund Excite amounts prepaid or costs Excite has incurred in performing under the Netcenter Agreement. Upon termination of the Netcenter Agreement on June 17, 1999, the portion of unamortized Prepaid Netscape Distribution Costs and Trademarks, which might not be refunded in full by Netscape, is estimated by management to be up to approximately $45.0 million and the actual amount will be dependent upon the negotiated settlement terms between Excite and Netscape.

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

   Information by Operating Segment:

                                                              INTERNET         AD SERVING
(IN THOUSANDS)                                               NAVIGATION        & TARGETING          TOTAL
                                                            ------------      -------------       ---------
Three Months Ended March 31, 1999
Operating information:
  Revenues from external customers                            $  39,909         $  14,176         $  54,085
  Gross profit                                                $  30,148         $  13,180         $  43,328
  Distribution license fees and data acquisition costs        $   4,143         $   2,792         $   6,935
  Segment operating income (loss)                             $ (11,160)        $   4,686         $  (6,474)
Balance sheet information at March 31, 1999:
  Total assets                                                $ 233,014         $  14,022         $ 247,036

Three Months Ended March 31, 1998
Operating information:
  Revenues from external customers                            $  22,344         $   1,912         $  24,256
  Gross profit                                                $  16,977         $   1,272         $  18,249
  Distribution license fees and data acquisition costs        $   3,376         $     610         $   3,986
  Segment operating loss                                      $  (2,488)        $  (4,369)        $  (6,857)
Balance sheet information at March 31, 1998:
  Total assets                                                $  69,429         $   5,587         $  75,016

9.  SUBSEQUENT EVENT

   In April 1999, the Company and Rogers Media Inc. ("Rogers") entered into a Partnership agreement to form Excite Canada Partnership ("Excite Canada"). The new company, Excite Canada, which is owned 50% by Excite and 50% by Rogers, will provide an Excite branded, advertising, and commerce supported Web portal for the Canadian market. Rogers has committed to provide the initial start-up capital for the venture, while Excite will provide the core technology, related services and brand name. Rogers will contribute a total of 15.0 million Canadian dollars to Excite Canada. Excite will account for its interest in the joint venture under the equity method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

   The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which involve risks and uncertainties. Excite's actual results may differ materially from those anticipated in these forward-looking statements as a result of the Merger with At Home, which is expected to close during the second quarter of 1999, and other factors, including, without limitation, those risk factors set forth under "Risk Factors that May Affect Future Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 filed with the Securities and Exchange Commission on April 26, 1999.

OVERVIEW

   Excite, Inc., or "Excite", operates the Excite Network, which includes the Excite and WebCrawler brands, and provides a gateway to the Web that organizes, aggregates and delivers information to meet the needs of individual consumers. Excite was formed in June 1994 and first launched its Excite search and directory service in October 1995. Excite conducts its business within two industry segments, including the selling of banner and sponsorship advertising on the Excite Network to customers in various industries, and, through Excite's wholly-owned subsidiary, MatchLogic, Inc. ("MatchLogic"), ad serving and targeting services.

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

   Excite also enters into longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with the Excite Network and provide for more varied sources of revenue to Excite over the term of the agreements, which average from two to three years. Under these agreements, Excite earns fees for generating impressions that in some instances are guaranteed. Sponsorship revenues accounted for approximately 20% and 29% of revenues for the first three months of 1999 and 1998, respectively. A number of these agreements also provide that revenues or gross margins from advertising and electronic commerce transactions are to be shared between the advertiser and Excite as realized. Revenues or margin sharing recognized from such electronic commerce transactions were insignificant through the first quarter of 1999, and are expected to be insignificant through the remainder of 1999. See "Risk Factors that May Affect Future Results - Excite Depends on Sponsorship Agreements for Revenues" and " - Risks Associated with Banner Advertising."

These revenues, as well as contract and other revenues, which include MatchLogic's ad serving and targeting revenues, are generally recognized ratably over the term of the agreement, provided that Excite does not have any significant remaining obligations and collection of the resulting receivable is probable. To the extent that impression deliveries are falling short of the guarantees, Excite defers recognition of the corresponding revenues.

   Excite has incurred significant operating losses since inception, and as of March 31, 1999, Excite had an accumulated deficit of approximately $143.1 million. Although Excite experienced significant revenue growth during 1999 and 1998, Excite may not be able to sustain the growth of its revenues. Excite's historical operating results may not be indicative of future operating results. In addition, as Excite has grown, its operating expenses have increased, and Excite expects that its operating expenses will continue to increase as a result of its acquisitions, the performance of its obligations under the Netcenter Agreement, its increased sales and marketing efforts, its increased funding for development activities and the increased general and administrative staff needed to support Excite's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, Excite's financial condition will be materially and adversely affected. Excite may never attain profitability on a quarterly or annual basis.

AT HOME MERGER

   On January 19, 1999, Excite, At Home Corporation, or "At Home," an Internet service provider to consumers and businesses over the cable television infrastructure, and Countdown Acquisition Corporation, a wholly-owned subsidiary of At Home, entered into a definitive Agreement and Plan of Reorganization, or the "Merger Agreement."

   Pursuant to the Merger Agreement, Excite will become a wholly-owned subsidiary of At Home. At the effective time of the Merger, all outstanding shares of Excite's Common Stock will be exchanged for shares of At Home's Series A Common Stock, and options and warrants to purchase Excite's Common Stock will be exchanged for options or warrants, as applicable, to purchase shares of At Home's Series A Common Stock. Each share of Excite's Common Stock will be exchanged for 1.041902 shares of At Home's Series A Common Stock. At Home has announced that it intends to effect a 2-for-1 stock split, for the stockholders of record as of June 2, 1999, which is subject to stockholder approval. If this stock split occurs before the merger closes, each Excite stockholder will receive 2.083804 shares of At Home's Series A Common Stock for each share of Excite Common Stock. The exercise price and number of shares of Excite's Common Stock subject to options or warrants will be appropriately adjusted to reflect the exchange ratio. Any outstanding convertible debt at the effective time of the Merger, will thereafter be convertible into the number of shares of At Home's Series A Common Stock to which a holder of Excite's Common Stock would have been entitled to receive if the holder had converted the convertible debt into Excite's Common Stock prior to the Merger. The transaction is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

   In connection with the execution of the Merger Agreement, Excite and At Home entered into a Stock Option Agreement, or the "Stock Option Agreement," pursuant to which Excite granted to At Home an option to purchase up to 19.9% of the outstanding shares of Excite's Common Stock, which is exercisable upon the occurrence of certain events relating to Excite terminating the Merger Agreement and entering into a similar agreement with a third party specified in the Stock Option Agreement.

    The Merger, which is expected to close in the second quarter of 1999, is subject to approval of the Excite and At Home stockholders. The meeting of the stockholder's of Excite and At Home will take place on May 28, 1999. In April 1999, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired. In April 1999, the Securities and Exchange Commission declared effective the registration statement on Form S-4 with respect to the shares of At Home's Series A Common Stock to be issued in the Merger.

   Excite may be required to pay a substantial termination fee if the Merger Agreement is terminated for certain specific reasons and Excite is subsequently acquired by another party. Excite has filed the Merger Agreement with the Securities and Exchange Commission on January 20, 1999 under its Report on
Form 8-K.

NETSCAPE AGREEMENT

   In April 1998, Excite and Netscape Communications Corporation, or "Netscape", entered into a two-year agreement, or the "Netcenter Agreement", under which Excite will, among other things, provide, host and sell advertising for certain co-branded services for Netscape's Netcenter service. In connection with the Netcenter Agreement, Excite has paid to Netscape a total of $70.0 million, or the "Cash Payment". Also in connection with the Netcenter Agreement, Excite has issued to Netscape a warrant to purchase 846,158 shares of Excite's Common Stock at an exercise price of approximately $29.55 per share, or the "First Warrant", and a second warrant to purchase 72,411 shares of Excite's Common Stock at an exercise price of approximately $138.10 per share, or the "Second Warrant".
As of March 31, 1999, Netscape had exercised the entire portion of the First Warrant. The Second Warrant will be exercisable for a two-year period commencing April 30, 1999.

    The fair value of the warrants was valued at $19.9 million. The Cash Payment and the value assigned to the warrants totaling $89.9 million were capitalized as Prepaid Netscape Distribution Costs and Trademarks during the second quarter of 1998 and are being amortized ratably over the two-year term of the Netcenter Agreement. The unamortized amount to be expensed under the Netcenter Agreement as of March 31, 1999, is separated into two components as follows: the amount which represents the anticipated future net revenues from the Netcenter Agreement, or $20.4 million, will be charged to Distribution License Fees and Data Acquisition Costs; and the remaining amount, or $35.3 million, representing the combined value of marketing and distribution rights, trademarks and other exclusive benefits derived from the agreement will be charged ratably over the term of the agreement to Amortization of Prepaid Netscape Service.

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

   Netscape has made guarantees for the number of times a link to Excite is displayed on the NetSearch page. The actual delivery of impressions since the launch of the Netcenter co-branded service in June 1998 has been significantly below expectations. During the fourth quarter of 1998, the delivery of impressions improved from the previous quarter due to the implementation of certain changes made by Netscape and Excite, however, actual delivery of impressions continued to fall short of original expectations. During the first quarter of 1999, Excite Search and the co-branded Netscape Search services benefited from increases in search rotation, however, those improvements were temporary, and impressions continued to fall short of original expectations. There are no interim, month to month or quarterly performance milestones to the agreement. If Netscape does not achieve its impression guarantees within the two-year term of the agreement, then the term would be extended until the guarantees are met. To the extent the impression flow from Netscape falls short of the guaranteed level, Excite's ability to recover the prepayment within the term of the agreement may be impaired.

   In March 1999, American Online, Inc., or "AOL", completed the acquisition of Netscape, with Netscape becoming a wholly-owned subsidiary of AOL.

   In April 1999, Excite announced that it provided notice to Netscape, pursuant to the terms of the Netcenter Agreement, that it intends to terminate its agreement with respect to Netcenter as a result of the acquisition of Netscape by AOL. This agreement will terminate on June 17, 1999.

   Upon Excite providing Netscape notice to terminate the Netcenter Agreement, Excite is obligated to continue to operate the co-branded services for Netscape's Netcenter through June 17, 1999. Pursuant to the terms of the Netcenter Agreement, Netscape may be required to refund Excite amounts prepaid or costs Excite has incurred in performing under the Netcenter Agreement. Upon termination of the Netcenter Agreement on June 17, 1999, the portion of unamortized Prepaid Netscape Distribution Costs and Trademarks, which might not be refunded in full by Netscape, is estimated by management to be up to approximately $45.0 million and the actual amount will be dependent upon the negotiated settlement terms between Excite and Netscape.

    Under the existing agreement, Excite receives revenues from the portions of Netcenter that are co-branded with Excite. For the three months ended March 31, 1999 and the year ended December 31, 1998, these revenues did not exceed 10% of Excite's total revenues. Upon termination of the Netcenter Agreement, Excite may no longer generate revenues from the co-branded services of Netcenter, except that under the terms of the agreement, Excite may be entitled to 50% of revenues attributable to advertising contracts that have terms extending beyond the termination date of the Netcenter Agreement. If any revenues are received, Excite believes that any such amounts will be immaterial to Excite's revenues.

    Aside from any potential accelerated amortization of the related unamortized costs, management does not expect that Excite's future level of operating expenses will decrease as a result of the termination of the Netcenter Agreement. For example, research and development and sales and marketing resources related to the Netcenter Agreement have been re-deployed to other aspects of Excite's business. For the three months ended March 31, 1999, research and development and sales and marketing expense relating to the Netcenter Agreement have not been material to Excite's results of operations.

   See "Risk Factors that May Affect Future Results - Significant Risks Associated with the Netcenter Agreement" and see Note 7 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

REVENUES

Revenues increased 123% to $54.1 million in the first quarter of 1999 as compared to $24.3 million in the first quarter of 1997. The increase in revenues resulted primarily from a $13.3 million increase in advertising revenues, which was due to both an increase in the number of advertisers purchasing advertising banners on Excite's Web sites and an increase in sales of targeted advertisements with higher rates. Also contributing to the increase was a $3.9 million increase in sponsorship advertising revenue and a $12.3 million increase in revenues attributable to MatchLogic.

   Excite expects to continue to derive a substantial majority of its total revenues from selling advertisements. Because the market for advertising on the Web is intensely competitive, advertising rates may be subject to pricing pressures in the future. If Excite is forced to reduce its advertising rates or experiences lower CPMs as a result of such competition or otherwise, future revenues may be adversely affected. Excite sells a combination of sponsorship and banner advertising contracts in addition to the banner advertising contracts historically sold by Excite. Excite does not expect revenue growth relating to sponsorship advertising revenues to continue at the current rate in future periods as availability of exclusive sponsorships may be limited.

COST OF REVENUES

   Cost of revenues consists primarily of hosting costs and royalties and other cost of revenues. Hosting costs relate to the maintenance and technical support of the Excite Network, and are comprised principally of personnel costs, telecommunications costs, equipment depreciation and overhead allocations. Royalties and other cost of revenues include expenses related to royalties, license agreements and revenue sharing agreements for content and other services such as e-mail and chat room services.

   Total cost of revenues increased in absolute dollars by $4.8 million to $10.8 million, or 20% of revenues for the first quarter of 1999 from $6.0 million, or 25% of revenues for the first quarter of 1998. Hosting costs for the first quarter of 1999 increased in absolute dollars to $6.8 million, or 13% of revenues, from $2.8 million, or 11% of revenues for the first quarter of 1998. The increase in hosting costs is due primarily to an increase in equipment costs and to a lesser extent, personnel expenses relating to maintenance and support of Excite's Web sites and services. Royalties and other cost of revenues increased in absolute dollars to $3.9 million, or 7% of revenues for the first quarter of 1999, from $3.2 million, or 13% of revenues for first quarter 1998. The increase in royalties and other cost of revenues was primarily due to increased royalties and margin sharing payments from revenue sharing agreements.

   Cost of revenues in future periods is expected to increase in absolute dollars and may increase as a percentage of revenues as Excite increases costs to support expanded services and content.

GROSS PROFIT

   Gross profit was $43.3 million or 80% of revenues and $18.2 million or 75% of revenues for the first quarter of 1999 and 1998, respectively. The increase in gross profit in absolute dollars and as a percentage of revenues in the first quarter of 1999 compared to 1998, was primarily due to the fact that revenues grew at a faster rate than hosting costs, royalties and other cost of revenues and a favorable mix of advertising services. In the future, gross profit may be affected by the types of advertisements sold and revenue sharing provisions of distribution and content agreements.

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

   RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of engineering and editorial personnel costs, equipment depreciation, consulting fees, supplies and allocation of overhead. Research and development expenses increased to $7.5 million or 14% of revenue for the first quarter of 1999, from

$6.3 million or 26% of revenues for the first quarter of 1998. The increase in absolute dollars in the first quarter of 1999 compared to the first quarter of 1998 was primarily due to an increase in engineering and editorial headcount to support Excite's channels format and personalization capabilities for the Excite Network. Research and development headcount increased to 270 employees at March 31, 1999 from 159 at March 31, 1998.

   Excite believes that a significant level of research and development expense is required to remain competitive and, accordingly, Excite anticipates that it will continue to devote substantial resources to research and development and that these costs will increase in absolute dollars in future periods. Excite also expects to continue to experience increased research and development expenses in order to integrate any technologies acquired in the future.

   SALES AND MARKETING. Sales and marketing expenses consist principally of sales and marketing personnel costs, agency and consulting fees, commissions, promotional and advertising expenses and allocation of overhead. Sales and marketing expenses were $20.4 million or 38% of revenue for the first quarter of 1999, compared to $10.8 million or 44% of revenue for the first quarter of 1998. The increase in absolute dollars for the first quarter of 1999 compared to the first quarter of 1998 was primarily due to the hiring of additional sales and marketing personnel and increased sales and marketing expenses. Sales and marketing headcount increased by 148 employees to 339 at March 31, 1999 from 191 at March 31, 1998. In addition, other sales and marketing expenses increased, such as commissions, advertising expenses in the first quarter of 1999 compared to the first quarter of 1998.

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

   Distribution license fees and data acquisition costs increased to $6.9 million for the first quarter of 1999 from $4.0 million for the first quarter of 1998. The increase in absolute dollars for the first quarter of 1999 compared to the first quarter of 1998 was primarily due to the $3.1 million amortized to Distribution License Fees and Data Acquisition Costs relating to the April 1998 Netcenter Agreement and an increase in data acquisition costs incurred by MatchLogic. Upon termination of the Netcenter Agreement on June 17, 1999, Excite will re-evaluate the remaining life of the prepaid Distribution License Fees and Data Acquisition Costs relating to the Netcenter Agreement.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of administrative and executive personnel costs, provision for doubtful accounts, fees for professional services and allocation of overhead. General and administrative expenses increased in absolute dollars to $5.0 million or 9% of revenue for the first quarter of 1999, from $3.1 million or 13% of revenue for the first quarter 1998. The increase in absolute dollars for the first quarter 1999 compared to the first quarter of 1998 is primarily due to increased personnel costs to support the expansion and infrastructure of Excite's operations and international expansion efforts. In particular, the growth in Excite's finance and administrative departments contributed to this increase. General and administrative headcount increased to 84 employees at March 31, 1999 from 65 at March 31, 1998.

   Excite anticipates that its general and administrative expenses may continue to increase in absolute dollars as Excite expands its administrative and executive staff, adds infrastructure and integrates acquired technologies and businesses. In addition, Excite plans to continue to run MatchLogic as an independent subsidiary with its own administrative function.

   IN-PROCESS TECHNOLOGY. During the first quarter of 1999 and 1998 Excite did not incur any charges for in-process technology.

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

   In response to recent Securities and Exchange Commission, or the "SEC", interpretative guidance surrounding acquisition-related in-process research and development, Excite revised the original accounting for the purchase price allocation related to the April 1998 acquisition of Throw and the related amortization of intangibles. As a result, Excite restated its operating results and amended its Report on Form 10-Q for the periods ended June 30, 1998 and September 30, 1998 previously filed with the SEC.

   The purchase price approximated $17.0 million, which consisted of $16.2 million of stock issued and $800,000 of direct acquisition costs. In connection with the acquisition, Excite accounted for the transaction as a purchase and allocated $6.2 million to in-process technology and $10.8 million to goodwill in April 1998. Purchased in-process technology represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility and does not have alternative future uses. The goodwill is being amortized on a straight-line basis over three years.

   The technology projects in-process as of the acquisition date consisted of the development of the system's Solaris 2.6 platform, the Oracle database, and the objects, areas and applications that will comprise the templates and supporting feature applets.

   These projects were grouped into three categories as of the acquisition date:

           PROJECT                                             PERCENT COMPLETE
----------------------------------------                       ----------------
Standard templates and features                                       35%
First generation templates and features                               65%
Second generation templates and features                              55%

   The expected costs to complete these projects in aggregate as of the acquisition date totaled approximately $1.5 million. The standard templates and features were completed in the third quarter of 1998 and had reached technological feasibility.

   As of March 31, 1999, management has not made any significant modifications to the expected costs to compete these projects or the estimated after-tax cash flows to be generated by the purchased technology. As of March 31, 1999, the first and second generation templates and features were approximately 90% complete and are projected by Excite's management to be completed by the third quarter of 1999 The expected costs to complete the first and second generation templates and features are estimated to be approximately $700,000. These costs primarily relate to personnel costs for the remaining engineering and quality assurance efforts necessary to complete and test the first and second generation templates and features.

   OTHER MERGER AND ACQUISITION RELATED COSTS, INCLUDING AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS. During the first quarter of 1999 and 1998, Excite incurred merger and acquisition related costs of $2.4 million and $977,000 respectively. During the first quarter of 1999, Excite incurred charges of approximately $1.3 million relating primarily to legal and other professional fees associated with the At Home merger. In addition, Excite incurred charges during the first quarter of 1999 of $900,000 relating to the amortization of goodwill and other purchased intangibles resulting from the acquisition of Throw in April 1998. During the first quarter of 1998, Excite incurred charges of approximately $700,000 for the acquisition of MatchLogic, which primarily related to legal and other professional fees. The remainder of the merger and acquisition related costs for the first quarter of 1999 and 1998 related to the amortization of goodwill and other purchased intangibles resulting from the WebCrawler acquisition in December 1996.

   AMORTIZATION OF PREPAID NETSCAPE SERVICE. During the first quarter of 1999, Excite incurred costs of $7.6 million related to the amortization of the Prepaid Netscape Service associated with the April 1998 Netcenter Agreement, which has an original term of two-years. Excite anticipates incurring a total amortization charge of approximately $7.6 million per quarter relating to the Netcenter Agreement for the duration of the agreement, which was scheduled to expire in June 2000. Upon termination of the Netcenter Agreement on June 17, 1999, Excite will re-evaluate the remaining life of the prepaid Netscape Service relating to the Netcenter Agreement.

   NET INTEREST INCOME (EXPENSE) AND OTHER. Net interest income (expense) and other increased to an overall net expense of $390,000 for the first quarter of 1999, compared to an overall net expense of $208,000 for the first quarter of 1998. This increase in 1999 was due primarily to an increase in interest expense resulting from additional capital lease and non-lease financing obligations. The overall increase in interest expense was partially offset by an increase in interest income earned on higher cash, cash equivalents and short-term investment balances.

   INVESTMENT PORTFOLIO. Excite does not use derivative financial instruments in its investment portfolio. Excite considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Excite places its investments in instruments that meet high credit quality standards, as specified in Excite's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. All of Excite's cash equivalents and short-term investments, consisting principally of commercial paper, equity securities and governmental securities, are classified as available-for-sale as of March 31, 1999. Excite does not expect any material loss with respect to its investment portfolio.

   The table below provides information about Excite's investment portfolio. For investment securities, the table presents principal cash flows for the remainder of 1999 and the related average interest rates. Excite maintains its cash and cash equivalents in short-term investment-grade interest-bearing securities until required for other purposes. Excite's investment policy requires that all investments mature in one year or less.

   Principal (Notional) Amounts by Expected Maturity in U.S. Dollars:

                                                                 FAIR VALUE AT
(IN THOUSANDS, EXCEPT INTEREST RATES)                1999        MARCH 31, 1999
                                                    -------     ----------------
Cash Equivalents                                    $   281         $   281
   Average Interest Rate                               4.00%
Investments                                         $22,923         $22,934
   Average Interest Rate                               6.58%
Total Portfolio, excluding Equity Securities        $23,204         $23,215
   Average Interest Rate                               6.32%

Equity Securities                                                   $ 4,400

   EQUITY SHARE OF LOSSES OF AFFILIATED COMPANY. In October 1997, Excite and Itochu Corporation and certain affiliated entities, or collectively "Itochu", entered into a joint venture agreement with respect to Excite's wholly-owned subsidiary, Excite Japan, in order to provide Web-based information services to the Japanese market. Excite currently holds, and intends to retain, a 50% equity interest in Excite Japan. Excite's share of the losses of Excite Japan for the first quarter of 1999 and 1998 was $576,000 and $479,000 respectively. Excite expects that it will record increased losses from Excite Japan during the remainder of 1999.

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

   Excite has completed phase one, awareness and phase two, inventory and currently is in phase three, assessment, which is scheduled to be substantially complete by the end of the second quarter of 1999. Phase four, remediation, and phase five, validation, are scheduled to be substantially complete by the third quarter of 1999. Phase six, implementation and contingency planning, are scheduled to be substantially complete early in the fourth quarter of 1999.

   In addition to the systems used by Excite in its business, Excite utilizes third-party equipment and software in the delivery of its services and in the management of its business that may not be Year 2000 compliant. Excite has made preliminary contacts with some of its key vendors, which have informally indicated that their products are Year 2000 compliant. As part of phase two, inventory, Excite made formal inquiries of other equipment and software vendors and will continue to monitor vendor compliance. Failure of such third-party equipment or software, or of non-information technology systems and devices used by Excite, to operate properly with regard to the Year 2000 and thereafter may require Excite to incur unanticipated expenses to remedy problems, which may have a material adverse affect on Excite's financial condition.

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

RISKS RELATED TO YEAR 2000 ISSUES

   In the event any third parties cannot timely provide Excite with content, products, services or systems that are Year 2000 ready or if there are unremediated problems with Excite's proprietary systems, the content on Excite's services, access to Excite's services, the ability to offer page views, products, services and the ability to recognize or process sales may be materially adversely affected. Further, consumers may experience outages, delays and other difficulties due to system failures unrelated to Excite's services or systems which may have a material adverse affect on the satisfaction of Excite's consumers and advertisers. In addition, any failure of the equipment or systems utilized by consumers of Excite's services as a result of failure to be Year 2000 compliant may result in decreased utilization of Excite's services and adversely affect Excite's advertising relationships.

   Any failure of Excite to address Year 2000 issues may have a material adverse affect on Excite's business. These affects may include, but are not be limited to:

- a reduction in Excite's ability to provide services for Excite's customers such as having specific content or services available;

- a reduction in Excite's ability to deliver, track and measure Internet advertisements;

- outservice could experience outages, delays and other difficulties due to system failures, which may make the Excite Network unavailable for consumers.

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

COSTS

   While Year 2000 costs incurred by Excite have not been material, Excite does expect to incur internal staff costs and expenditures to remedy any Year 2000 related problems. Based on current and partial information derived from pre-inventory/assessment activities, Excite estimates for 1999 it will incur approximately $2.5 million in support of its Year 2000 compliance initiative. Excite does not expect to incur additional material operational costs such as diverted employee time. Such costs have been and will be funded through current operations or available lines of credit and Excite has not separately accounted for these costs. There is risk that additional costs could be incurred, but based on management's current knowledge it is unable to fully ascertain those costs. Excite believes that its further research through inventory, assessment, remediation and testing activities will enable it to determine the costs with greater certainty.

   The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on Excite's best estimates given information that is currently available, and is subject to change.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 Excite had $72.7 million in unrestricted cash, cash equivalents and short-term investments, an increase of $11.7 million from December 31, 1998. Excite maintains its cash and cash equivalents in short-term and medium-term investment-grade interest-bearing securities until required for other purposes.

   Excite's operating activities for the first quarter of 1999 and 1998 used cash of $8.9 million and $5.7 million, respectively. The increased use of cash in 1999 was mainly attributable to the increase in operating expenses and increases in prepaids and other assets, accounts payable and related party liabilities, reduced in part by decreases in accounts receivable and deferred revenue. Excite has in the past, and may in the future, acquire businesses which result in significant increases in headcount and overhead, as well as the assumption and payment of additional liabilities, resulting in an increase in the use of cash to support operations.

   Investing activities for the first quarter of 1999 and 1998 used cash of $21.4 million and $2.5 million, respectively. The increased use of cash in 1999 was attributable to purchases of short-term investments and purchases of property and equipment. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of Excite's operations and management information systems. Excite expects that its capital expenditures will increase as its employee base grows. As of March 31, 1999, Excite did not have any material commitments for capital expenditures, although Excite anticipates that its planned purchases of capital equipment and leasehold improvements will require additional expenditures during the remainder of 1999, a portion of which may be financed through equipment leases and bank borrowings.

   Financing activities for the first quarter of 1999 and 1998 generated cash of $30.3 million and $1.3 million, respectively. Financing activities for the first quarter of 1999 primarily consisted of $19.1 million from the exercise of warrants by Netscape, $11.4 million from the issuance of stock under Excite's equity incentive plans and, to a lesser extent, net capital lease and other financing of $5.8 million, offset by the repayment of the $6.0 million outstanding line of credit. Financing activities for the first three months of 1998 primarily consisted of cash received from option exercises under Excite's equity incentive plans, which was partially offset by the payments on capital lease and other financing arrangements.

   During 1997, Excite entered into and borrowed on a $6.0 million line of credit. Excite repaid the outstanding balance of $6.0 million and canceled this line of credit during the three months ended March 31, 1999. In March 1999, Excite entered into a secured revolving credit facility totaling $20.0 million with a letter of credit limit of $5.0 million, expiring in March 2000. There was no outstanding balance under this credit facility at March 31, 1999. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

-   the inability of MatchLogic to continue to generate increased revenues;

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

-   usage of the Web and demand for Excite and MatchLogic services;

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

-   and general economic conditions.

   Due to all of the foregoing factors, Excite's quarterly revenues and operating results are difficult to forecast. In addition, MatchLogic has recently increased revenues. Therefore, if MatchLogic continues to contribute a significant percentage of Excite's total revenues, Excite's results for a quarterly period may be significantly affected by MatchLogic's results during that period. Excite believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Also, it is likely that in some future quarter or quarters Excite's operating results will be below the expectations of public market analysts and investors. In such event, the price of Excite's Common Stock would be materially and adversely affected.

   SIGNIFICANT RISKS ASSOCIATED WITH THE NETCENTER AGREEMENT. In March 1999, AOL completed the acquisition of Netscape, with Netscape becoming a wholly-owned subsidiary of AOL. In April 1999, Excite announced that it provided notice to Netscape that it intends to terminate its agreement with respect to Netcenter as a result of the acquisition of Netscape by AOL. This agreement will terminate on June 17, 1999. The termination of the Netcenter Agreement has many substantial risks and uncertainties including:

   EXCITE WOULD NO LONGER RECEIVE REVENUES AND USERS FROM NETCENTER

   Under the existing agreement, Excite receives revenues from the portions of Netcenter that are co-branded with Excite. For the three months ended March 31, 1999 and the year ended December 31, 1998, these revenues did not exceed 10% Excite's total revenues, Excite's revenues may be harmed if it does not successfully generate revenues to replace those it was receiving from Netcenter.

   In addition, under the existing agreement, Netscape directs users of Excite's search and other services from Netcenter to Excite's Web sites. Excite's revenues and user registrations may be harmed if it does not successfully generate users to replace those it was receiving from Netcenter.


   NETCENTER COMPETES WITH EXCITE

   Most of the services offered on Netcenter compete directly with Excite's services. Therefore, Excite faces additional competition for both users and advertisers from Netcenter. If Excite and Netscape agree to renew or renegotiate the existing agreement and Excite continues to devote significant resources towards programming or selling and marketing the co-branded portions of Netcenter, these efforts may harm Excite's ability to perform similar activities for the Excite services. These efforts by Excite may also have the effect of helping to support a competing business.

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

   Excite's ability to generate significant advertising revenues will also depend on, among other things, the development of a large base of users of Excite's services possessing demographic characteristics attractive to advertisers, the ability of Excite to accurately measure its user base and the ability of Excite to develop or acquire effective advertising delivery and measurement systems. In addition, MatchLogic's ability to generate revenues will depend on the continued use of the Web for advertising. Many advertisers have only limited experience with the Web as an advertising medium, have not yet devoted a significant portion of their advertising expenditures to Web-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The adoption of Web advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business and exchanging information. Entities that already have invested substantial resources in other methods of conducting business may be reluctant to adopt a new strategy that may limit or compete with their existing efforts. The market for Web advertising may not continue to emerge or become sustainable. If the market fails to develop or develops more slowly than expected, Excite's business may be materially and adversely affected. No standards have been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support the Web as an effective advertising medium. Advertisers may not continue to accept Excite's or other third-party measurements of impressions, and such measurements may contain errors. In such event, Excite's advertising revenues may be materially adversely affected, which may have a material adverse affect on Excite's business.

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

   Substantially all of Excite's communications hardware and certain of its computer hardware operations are located at leased facilities in Redwood City, California, an area susceptible to earthquakes. Excite has experienced system failures or outages from time to time in the past, which have disrupted the operation of Excite's services. A system failure at this location may adversely affect the performance of Excite's services. These systems are also vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. In the event that Excite seeks to replicate its systems at other locations, it would face a number of technical challenges, particularly with respect to database replication and the need to constantly update distributed databases, Excite may not be able to successfully address these challenges. Although Excite carries property and business interruption insurance, its low coverage limits likely will not be adequate to compensate Excite for all losses that may occur. Excite's servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessations in service to users of Excite's services. The occurrence of any of these risks may have a material adverse affect on Excite's business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Information relating to quantitative and qualitative disclosure about market risk is set forth under the captions "Investment Portfolio" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

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

    (a) List of Exhibits.

        The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.

    (b) Reports on Form 8-K.

        On January 20, 1999, the Company filed a Form 8-K under Item 5 announcing its financial results for the three and twelve months ended December 31, 1998.

        On January 25, 1999, the Company filed a Form 8-K under Item 5 announcing that it had entered into a definitive Agreement and Plan of Reorganization with At Home Corporation and Countdown
        Acquisition Corporation.

                                   SIGNATURES


    In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EXCITE, INC.




Date:  May 17, 1999                     By:  /s/  Robert C. Hood
                                             -----------------------------------
                                             Robert C. Hood
                                             Executive Vice President,
                                             Chief Administrative Officer and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
 2.01        Agreement and Plan of Reorganization dated as of January 19, 1999 between the Registrant, At Home Corporation and Countdown
             Acquisition Corporation, which is incorporated herein by reference to the Registrant's Report on Form 8-K (File No. 000-28064) filed with the Commission on January 20, 1999.

10.01*       Employment Agreement with Mark Stevens, Executive Vice President,
             Business Affairs, dated as of January 15, 1999.

27.01        Financial Data Schedule for three months ended March 31, 1999
             (EDGAR version only.)

-----------

*      Indicates a management contract or compensatory plan or arrangement.